Form 10-Q
period 2022-03-31
FTAC ZEUS ACQUISITION CORP.
filed 2022-05-16
CIK 1844270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-41082

FTAC ZEUS ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-4260524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 Arch Street, Suite 1703, Philadelphia, PA

(Address of principal executive offices)

(215) 701-9555

(Issuer’s telephone number)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 16, 2022, there were 42,028,750 shares of Class A common stock, $0.0001 par value and 14,009,583 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FTAC ZEUS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the Three Months ended March 31, 2022 and for the Period from January 1, 2021 (Commencement of Operations) through March 31, 2021	2
Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2022 and for the Period from January 1, 2021 (Commencement of Operations) through March 31, 2021	3
Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2022 and for the Period from January 1, 2021 (Commencement of Operations) through March 31, 2021	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	17
Item 4. Controls and Procedures	17
Part II. Other Information
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	19
Part III. Signatures	20

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FTAC ZEUS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash	$2,696,822	$3,474,184
Prepaid expenses	71,839	13,950
Total Current Assets	2,768,661	3,488,134

Reimbursement receivable	6,860,000	6,860,000
Investments held in Trust Account	408,582,511	408,541,371
Total Assets	$418,211,172	$418,889,505

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Accounts payable and accrued expenses	$126,526	$61,071
Due to related party	21,935	22,380
Total current liabilities	148,461	83,451

Deferred underwriting fee payable	17,150,000	17,150,000
Deferred advisory fees	6,860,000	6,860,000
Total liabilities	24,158,461	24,093,451

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 40,250,000 issued and outstanding shares at a redemption value of $10.15 per share as of March 31, 2022 and December 31, 2021	408,537,500	408,537,500

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 150,000,000 shares authorized; 1,778,750 shares issued and outstanding (excluding 40,250,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	178	178
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 14,009,583 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1,401	1,401
Accumulated deficit	(14,486,368)	(13,743,025)
Total stockholders’ deficit	(14,484,789)	(13,741,446)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$418,211,172	$418,889,505

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC ZEUS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,	For the Period from January 1, 2021 (Commencement of Operations) through March 31,
	2022	2021
Formation and operating costs	$784,483	$1,381
Loss from operations	(784,483)	(1,381)

Other income:
Interest income earned on investments held in trust account	41,140	—
Total other income	41,140	—

Net loss	$(743,343)	$(1,381)

Basic and diluted weighted average shares outstanding, Class A common stock	42,028,750	—
Basic and diluted net loss per common stock, Class A common stock	$(0.01)	$—
Basic and diluted weighted average shares outstanding, Class B common stock	14,009,583	15,133,333
Basic and diluted net loss per common stock, Class B common stock	$(0.01)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC ZEUS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	1,778,750	$178	14,009,583	$1,401	$—	$(13,743,025)	$(13,741,446)
Net loss	—	—	—	—	—	(743,343)	(743,343)
Balance as of March 31, 2022	1,778,750	$178	14,009,583	$1,401	$—	$(14,486,368)	$(14,484,789)

FOR THE PERIOD FROM JANUARY 1, 2021 (COMMENCEMENT OF OPERATIONS) THROUGH MARCH 31, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2021 (Commencement of Operations)	—	$—	—	$—	$—	$—	$—
Issuance of founder shares	—	—	14,009,583	1,401	23,599	—	25,000
Net loss	—	—	—	—	—	(1,381)	(1,381)
Balance as of March 31, 2021	—	$—	14,009,583	$1,401	$23,599	$(1,381)	$23,619

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC ZEUS ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,	For the Period from January 1, 2021 (Commencement of Operations) through March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(743,343)	$(1,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by Sponsor	—	381
Interest earned on cash held in Trust Account	(41,140)	—
Changes in operating assets and liabilities:
Prepaid expenses	(57,889)	—
Accounts payable and accrued expenses	65,455	1,000
Net cash used in operating activities	(776,917)	—

Cash Flows from Financing Activities:
Proceeds from initial stockholder	—	25,000
Repayment of advances from related party	(445)	—
Net cash (used in) provided by financing activities	(445)	25,000

Net Change in Cash	(777,362)	25,000
Cash – Beginning of period	3,474,184	—
Cash – End of period	$2,696,822	$25,000

Non-Cash investing and financing activities:
Deferred offering costs paid by Sponsor under the promissory note	$—	$169,538
Deferred offering costs included in accrued offering costs and expenses	$—	$63,287

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC ZEUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 1. ORGANIZATION AND BUSINESS OPERATIONS

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

All activity for the period from December 11, 2020 (inception) through December 31, 2020 was de minimis and related only to the Company’s formation. All activity for the period from January 1, 2021 (commencement of operations) through March 31, 2022 relates to the Company’s formation, Initial Public Offering (as defined below), and efforts in identifying a target to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering placed in the Trust Account (as defined below).

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

Transaction costs amounted to $24,712,590, consisting of $7,000,000 of underwriting fees, $17,150,000 of deferred underwriting fees, $6,860,000 of deferred advisory fees, and $3,362,590 of other offering costs, which were offset by a $9,660,000 reimbursement for the financial advisory fee (see Note 6). In addition, cash of $4,775,000 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

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

The Company will provide the public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either in connection with a stockholder meeting called to approve the Business Combination or by means of a tender offer. The decision as to whether the Company will seek stockholder approval of an Initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek stockholder approval under the law or stock exchange listing requirement. The Company’s public stockholders are entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, divided by the number of then outstanding Public Shares. The amount in the Trust Account was initially $10.15 per Public Share.

FTAC ZEUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 23, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

FTAC ZEUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

As of March 31, 2022 and December 31, 2021, the Company had $2,696,822 and $3,474,184 in cash, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

As of March 31, 2022 and December 31, 2021, the Company had $408,582,511 and $408,541,371 in investments held in trust account which was invested in BLF Treasury Trust Fund, respectively. Net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units were placed in the Trust Account which will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest on investments held in trust account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering date that are directly related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. As of March 31, 2022, the Company incurred offering costs amounting to $24,712,590, consisting of $7,000,000 of underwriting fees, $17,150,000 of deferred underwriting fees, $6,860,000 of deferred advisory fees, $3,362,590 of other offering costs and a $9,660,000 reimbursement for the financial advisory fee. These offering costs are allocated between components of temporary and permanent equity based on the relative fair value of these components.

Net Loss Per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 21,014,375 shares of its Class A common stock in the calculation of diluted loss per share, since their exercise is contingent upon future events. As a result, diluted net loss per common stock is the same as basic net loss per common stock. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	Three Months Ended March 31, 2022		For the Period from January 1, 2021 (Commencement of Operations) through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss, as adjusted	$(557,507)	$(185,836)	$—	$(1,381)
Denominator:
Basic and diluted weighted average shares outstanding subject to redemption	42,028,750	14,009,583	—	15,133,333
Basic and diluted net loss per share	$(0.01)	$(0.01)	$—	$(0.00)

FTAC ZEUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the 40,250,000 shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company’s deferred tax assets were deemed to be de minimis as of March 31, 2022 and December 31, 2021.

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

FTAC ZEUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. At March 31, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

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

All of the 40,250,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity”, and with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

As of March 31, 2022 and December 31, 2021, the common stock reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$402,500,000
Less:
Proceeds allocated to public warrants	(30,965,681)
Class A common stock issuance costs	(22,811,367)
Plus:
Accretion of carrying value to redemption value	59,814,548
Class A common stock subject to possible redemption	$408,537,500

FTAC ZEUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. RELATED PARTY TRANSACTIONS

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

Promissory Note — Related Party

On February 12, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was subsequently amended on June 23, 2021 to extend the maturity date to September 30, 2021, and the Note was further amended on October 28, 2021 to extend the maturity date to March 31, 2022. This loan was non-interest bearing and payable on the earlier of March 31, 2022 or the completion of the Initial Public Offering. As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Note. The outstanding balance under the Note of $122,926 was paid in full on November 23, 2021 and the Note was terminated.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company expects to repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of all loans made to the Company by the Sponsor, an affiliate of the Sponsor or the officers and directors may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the Business Combination. The units would be identical to the Private Placement Units. At March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

FTAC ZEUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Administrative Services Agreement

On November 18, 2021, the Company entered into an agreement pursuant to which it will pay the Sponsor or an affiliate of the Sponsor $40,000 per month for office space, administrative and shared personnel support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company incurred and paid $120,000 in fees for these services. For the period from January 1, 2021 (commencement of operations) through March 31, 2021, the Company did not incur any fees for these services.

Due to Related Party

As of March 31, 2022, due to related party amounted to $21,935 which consists of accrued administrative services fees. As of December 31, 2021, due to related party amounted to $22,380 which consists of accrued administrative services fees of $21,935 and $445 of formation costs.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

Underwriting Agreement

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

Financial Advisory Fee

The Company engaged Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), to provide financial advisory services in connection with the Initial Public Offering. The Company paid CCM a fee in an amount equal to 0.8% of the aggregate proceeds of the Initial Public Offering (excluding the proceeds of the exercise of the overallotment option) net of underwriter’s expenses, upon the closing of the Initial Public Offering. The Company also engaged CCM to act as an advisor in connection with the Business Combination for which it will earn an advisory fee of 1.6% of the proceeds of the Initial Public Offering (excluding the proceeds of the exercise of the overallotment option) payable at closing of the Business Combination. CCM is also entitled to an advisory fee equal to 2.4% of the aggregate proceeds of the exercise of the overallotment option, payable at the closing of the Business Combination. The underwriter has agreed to reimburse the Company for the fee to CCM as it becomes payable out of the underwriting commissions, including the deferred underwriting commissions payable at closing of the Business Combination. Accordingly, $2,800,000 was received by the Company upon closing of the Initial Public Offering and a reimbursement receivable and deferred advisory fee of $6,860,000 has been reflected in the accompanying balance sheets as of March 31, 2022 and December 31, 2021.

FTAC ZEUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 150,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 1,778,750 shares of Class A common stock issued and outstanding, excluding 40,250,000 shares of Class A common stock subject to redemption, which are classified as temporary equity (see Note 3).

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. Holders of Class B common stock will vote on the election of directors prior to the consummation of a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law. At March 31, 2022 and December 31, 2021, there were 14,009,583 shares of Class B common stock issued and outstanding.

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

Warrants

As of March 31, 2022 and December 31, 2021, there were 20,125,000 public warrants and 889,375 placement warrants outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the initial Business Combination. The warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

FTAC ZEUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Investments held in Trust Account	$408,582,511	$408,582,511	$—	$—

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Investments held in Trust Account	$408,541,371	$408,541,371	$—	$—

There were no transfers between Levels 1, 2 and 3 for the three months ended March 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to FTAC Zeus Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer collectively to FTAC Zeus Sponsor, LLC and FTAC Zeus Advisors, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in Delaware on December 11, 2020 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses. We intend to effectuate our business combination using cash from the proceeds of our Initial Public Offering and the sale of the Private Placement Units that occurred simultaneously with the completion of our Initial Public Offering, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

All activity for the period from December 11, 2020 (inception) through December 31, 2020 was de minimis and related only to our formation. All activity for the period from January 1, 2021 (commencement of operations) through March 31, 2022 relates to our formation, the Initial Public Offering and, after the Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $743,343, which consisted of operating costs of $784,483, offset by interest income earned on investments held in Trust Account of $41,140.

For the period from January 1, 2021 (commencement of operations) through March 31, 2021, we had a net loss of $1,381, which consisted of formation and operating costs.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 1,778,750 units (each, a “Private Placement Unit”) at a price of $10.00 per Private Placement Unit in a private placement to our Sponsor, generating gross proceeds of $17,787,500.

Transaction costs amounted to $24,712,590, consisting of $7,000,000 of underwriting fees, $17,150,000 of deferred underwriting fees, $6,860,000 of deferred advisory fees, $3,362,590 of other offering costs and a $9,660,000 reimbursement for the financial advisory fee.

Following the closing of the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $408,537,500 ($10.15 per Unit) was placed in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

As of March 31, 2022, we had $2,696,822 in cash and working capital of $2,620,200. Prior to the completion of our Initial Public Offering, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 and a loan to us of up to $300,000 by our Sponsor under an unsecured promissory note, which had no outstanding balance as of March 31, 2022. The outstanding balance under the promissory note of $122,926 was paid in full on November 23, 2021.

As of March 31, 2022, we had cash, investments and marketable securities held in the Trust Account of $408,582,511. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the three months ended March 31, 2022, we did not withdraw any interest income from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender at the time of the Business Combination. The units would be identical to the Private Placement Units. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of March 31, 2022, no such loans were outstanding.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business through the earlier of the consummation of a Business Combination or one year from the date of the financial statements. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor or an affiliate of the Sponsor a monthly fee of $40,000 for office space, administrative and shared personnel support services to the Company. We began incurring these fees on November 19, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the three months ended March 31, 2022, we incurred and paid $120,000 in fees for these services. As of March 31, 2022, $181,935 had been accrued in Due to Related Party and charged to operating expenses, $21,935 of which is still outstanding.

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

We engaged Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), to provide financial advisory services in connection with the Initial Public Offering. We paid CCM a fee in an amount equal to 0.8% of the aggregate proceeds of the Initial Public Offering (excluding the proceeds of the exercise of the overallotment option) net of underwriter’s expenses, upon the closing of the Initial Public Offering. We also engaged CCM to act as an advisor in connection with the Business Combination for which it will earn an advisory fee of 1.6% of the proceeds of the Initial Public Offering (excluding the proceeds of the exercise of the overallotment option) payable at closing of the Business Combination. CCM is also entitled to an advisory fee equal to 2.4% of the aggregate proceeds of the exercise of the overallotment option, payable at the closing of the Business Combination. The underwriter has agreed to reimburse us for the fee to CCM as it becomes payable out of the underwriting commissions, including the deferred underwriting commissions payable at closing of the Business Combination. Accordingly, a reimbursement receivable and deferred advisory fee of $6,860,000 has been reflected in the accompanying balance sheets.

Critical Accounting Policies

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering date that are directly related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. As of March 31, 2022, the Company incurred offering costs amounting to $24,712,590, consisting of $7,000,000 of underwriting fees, $17,150,000 of deferred underwriting fees, $6,860,000 of deferred advisory fees, $3,362,590 of other offering costs and a $9,660,000 reimbursement for the financial advisory fee. These offering costs are allocated between components of temporary and permanent equity based on the relative fair value of these components.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the 40,250,000 shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

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

Net Loss Per Common Stock

We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 21,014,375 shares of our Class A common stock in the calculation of diluted loss per share, since their exercise is contingent upon future events. As a result, diluted net loss per common stock is the same as basic net loss per common stock.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

We do not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of March 31, 2022, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Quarterly Report, other than as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. We will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs (defined below) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 23, 2021, we consummated the Initial Public Offering of 40,250,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $402,500,000. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“public warrant”). Each whole public warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share, subject to adjustment. Citigroup Global Markets Inc. served as the sole book-running manager for the initial public offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-253995). The SEC declared the registration statements effective on November 18, 2021.

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the private placement of an aggregate of 1,778,750 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating total proceeds of $17,787,500. Each Private Placement Unit consists of one share of Class A common stock and one half of a placement warrant. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The placement warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the placement warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Units, an aggregate of $408,537,500 ($10.15 per Unit) was placed in the Trust Account.

We paid a total of $7,000,000 in underwriting discounts and commissions ($2.8 million of which was reimbursed to us to pay the advisory fee due to CCM) and $562,590 for other costs and expenses related to the Initial Public Offering. In addition, the underwriter agreed to defer $17,150,000 in underwriting discounts and commissions (which is currently held in the Trust Account), which will be payable only upon consummation of an initial business combination.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FTAC ZEUS ACQUISITION CORP.

Date: May 16, 2022	By:	/s/ Ryan M. Gilbert
	Name:	Ryan M. Gilbert
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Joseph W. Pooler, Jr.
	Name:	Joseph W. Pooler, Jr.
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)