Form 10-Q
period 2022-06-30
FTAC ZEUS ACQUISITION CORP.
filed 2022-08-10
CIK 1844270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 10, 2022, there were 42,028,750 shares of Class A common stock, $0.0001 par value and 14,009,583 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FTAC ZEUS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022 and for the Three Months Ended June 30, 2021 and for the Period from January 1, 2021 (Commencement of Operations) through June 30, 2021	2
Unaudited Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the Three and Six Months Ended June 30, 2022 and for the Three Months Ended June 30, 2021 and for the Period from January 1, 2021 (Commencement of Operations) through June 30, 2021	3
Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the Period from January 1, 2021 (Commencement of Operations) through June 30, 2021	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Part III. Signatures	24

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FTAC ZEUS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash	$1,833,350	$3,474,184
Prepaid expenses	96,771	13,950
Total Current Assets	1,930,121	3,488,134

Reimbursement receivable	6,860,000	6,860,000
Investments held in Trust Account	409,098,412	408,541,371
Total Assets	$417,888,533	$418,889,505

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Accounts payable and accrued expenses	$145,749	$61,071
Income taxes payable	102,084	—
Due to related party	21,935	22,380
Total current liabilities	269,768	83,451

Deferred underwriting fee payable	17,150,000	17,150,000
Deferred advisory fees	6,860,000	6,860,000
Total liabilities	24,279,768	24,093,451

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 40,250,000 issued and outstanding shares at a redemption value of $10.16 and $10.15 per share as of June 30, 2022 and December 31, 2021	408,885,169	408,537,500

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 90,000,000 shares authorized; 1,778,750 shares issued and outstanding (excluding 40,250,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	178	178
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 14,009,583 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1,401	1,401
Accumulated deficit	(15,277,983)	(13,743,025)
Total Stockholders’ Deficit	(15,276,404)	(13,741,446)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$417,888,533	$418,889,505

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC ZEUS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	For the Period from January 1, 2021 (Commencement of Operations) through June 30,
	2022	2021	2022	2021
Formation and operating costs	$893,496	$442	$1,677,979	$1,823
Loss from operations	(893,496)	(442)	(1,677,979)	(1,823)

Other income:
Interest income earned on investments held in trust account	551,634	—	592,774	—
Total other income	551,634	—	592,774	—

Loss before provision for income taxes	(341,862)	(442)	(1,085,205)	(1,823)
Provision for income taxes	(102,084)	—	(102,084)	—
Net loss	$(443,946)	$(442)	$(1,187,289)	$(1,823)

Basic and diluted weighted average shares outstanding, Class A common stock	42,028,750	—	42,028,750	—
Basic and diluted net loss per common stock, Class A common stock	$(0.01)	$—	$(0.02)	$—
Basic and diluted weighted average shares outstanding, Class B common stock	14,009,583	15,133,333	14,009,583	15,133,333
Basic and diluted net loss per common stock, Class B common stock	$(0.01)	$(0.00)	$(0.02)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC ZEUS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	1,778,750	$178	14,009,583	$1,401	$—	$(13,743,025)	$(13,741,446)
Net loss	—	—	—	—	—	(743,343)	(743,343)
Balance as of March 31, 2022	1,778,750	178	14,009,583	1,401	—	(14,486,368)	(14,484,789)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(347,669)	(347,669)
Net loss	—	—	—	—	—	(443,946)	(443,946)
Balance as of June 30, 2022	1,778,750	$178	14,009,583	$1,401	$—	$(15,277,983)	$(15,276,404)

FOR THE THREE MONTHS ENDED JUNE 30, 2021, AND FOR THE PERIOD FROM JANUARY 1, 2021
(COMMENCEMENT OF OPERATIONS) THROUGH JUNE 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2021 (Commencement of Operations)	—	$—	—	$—	$—	$—	$—
Issuance of founder shares	—	—	14,009,583	1,401	23,599	—	25,000
Net loss	—	—	—	—	—	(1,381)	(1,381)
Balance as of March 31, 2021	—	—	14,009,583	1,401	23,599	(1,381)	23,619
Net loss	—	—	—	—	—	(442)	(442)
Balance as of June 30, 2021	—	$—	14,009,583	$1,401	$23,599	$(1,823)	$23,117

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC ZEUS ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,	For the Period from January 1, 2021 (Commencement of Operations) through June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(1,187,289)	$(1,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by Sponsor	—	381
Interest earned on cash held in Trust Account	(592,774)	—
Changes in operating assets and liabilities:
Prepaid expenses	(82,821)	—
Income taxes payable	102,084	—
Accounts payable and accrued expenses	84,678	1,442
Net cash used in operating activities	(1,676,122)	—

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for tax purposes	35,733	—
Net cash provided by investing activities	35,733	—

Cash Flows from Financing Activities:
Proceeds from initial stockholder	—	25,000
Repayment of advances from related party	(445)	—
Net cash (used in) provided by provided by financing activities	(445)	25,000

Net Change in Cash	(1,640,834)	25,000
Cash – Beginning of period	3,474,184	—
Cash – End of period	$1,833,350	$25,000

Non-Cash investing and financing activities:
Deferred offering costs paid by Sponsor under the promissory note	$—	$174,980
Deferred offering costs included in accrued offering costs and expenses	$—	$135,073
Accretion of Class A common stock subject to possible redemption	$347,669	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC ZEUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

All activity for the period from December 11, 2020 (inception) through December 31, 2020 was de minimis and related only to the Company’s formation. All activity for the period from January 1, 2021 (commencement of operations) through June 30, 2022 relates to the Company’s formation, Initial Public Offering (as defined below), and efforts in identifying a target to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering placed in the Trust Account (as defined below).

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

FTAC ZEUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Liquidity and Capital Resources

As of June 30, 2022, the Company had $1,833,350 in its operating bank account and working capital of $1,873,597, net of franchise tax payable and income tax payable. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may provide the Company with Working Capital Loans (as defined below) (see Note 5).

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 23, 2023 to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 23, 2023.

FTAC ZEUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 23, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

JUNE 30, 2022

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

Cash and Cash Equivalents

As of June 30, 2022 and December 31, 2021, the Company had $1,833,350 and $3,474,184 in cash, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

As of June 30, 2022 and December 31, 2021, the Company had $409,098,412 and $408,541,371 in investments held in trust account which was invested in BLF Treasury Trust Fund, respectively. Net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units were placed in the Trust Account which will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest on investments held in trust account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering date that are directly related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. As of June 30, 2022, the Company incurred offering costs amounting to $24,712,590, consisting of $7,000,000 of underwriting fees, $17,150,000 of deferred underwriting fees, $6,860,000 of deferred advisory fees, $3,362,590 of other offering costs and a $9,660,000 reimbursement for the financial advisory fee. These offering costs were allocated between components of temporary and permanent equity based on the relative fair value of these components.

FTAC ZEUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Net Loss Per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 21,014,375 shares of its Class A common stock in the calculation of diluted net loss per share, since their exercise is contingent upon future events. As a result, diluted net loss per common stock is the same as basic net loss per common stock. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		For the Period from January 1, 2021 (Commencement of Operations) through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss, as adjusted	$(332,960)	$(110,986)	$—	$(442)	$(890,467)	$(296,822)	$—	$(1,823)
Denominator:
Basic and diluted weighted average shares outstanding subject to redemption	42,028,750	14,009,583	—	15,133,333	42,028,750	14,009,583	—	15,133,333
Basic and diluted net loss per share	$(0.01)	$(0.01)	$—	$(0.00)	$(0.02)	$(0.02)	$—	$(0.00)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 40,250,000 shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

FTAC ZEUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate be applied to year to date income in interim periods under ASC 740-270-30-5. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 29.86% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 9.41% and 0.00% for the six months ended June 30, 2022 and for the period from January 1, 2021 (commencement of operations) through June 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended June 30, 2022 and 2021, respectively, and for the six months ended June 30, 2022 and for the period from January 1, 2021 (commencement of operations) through June 30, 2021, due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

FTAC ZEUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. At June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

As of June 30, 2022 and December 31, 2021, the common stock subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$402,500,000
Less:
Proceeds allocated to public warrants	(30,965,681)
Class A common stock issuance costs	(22,811,367)
Plus:
Accretion of carrying value to redemption value	59,814,548
Class A common stock subject to possible redemption, December 31, 2021	$408,537,500
Plus:
Accretion of carrying value to redemption value	347,669
Class A common stock subject to possible redemption, June 30, 2022	$408,885,169

FTAC ZEUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Promissory Note — Related Party

On February 12, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was subsequently amended on June 23, 2021 to extend the maturity date to September 30, 2021, and the Note was further amended on October 28, 2021 to extend the maturity date to March 31, 2022. This loan was non-interest bearing and payable on the earlier of March 31, 2022 or the completion of the Initial Public Offering. As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Note. The outstanding balance under the Note of $122,926 was paid in full on November 23, 2021 and the Note was terminated.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company expects to repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of all loans made to the Company by the Sponsor, an affiliate of the Sponsor or the officers and directors may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the Business Combination. The units would be identical to the Private Placement Units. At June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

FTAC ZEUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Administrative Services Agreement

On November 18, 2021, the Company entered into an agreement pursuant to which it will pay the Sponsor or an affiliate of the Sponsor $40,000 per month for office space, administrative and shared personnel support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred and paid $120,000 and 240,000 in fees for these services, respectively. For the three months ended June 30, 2021 and for the period from January 1, 2021 (commencement of operations) through June 30, 2021, the Company did not incur any fees for these services.

Due to Related Party

As of June 30, 2022, due to related party amounted to $21,935 which consists of accrued administrative services fees. As of December 31, 2021, due to related party amounted to $22,380 which consists of accrued administrative services fees of $21,935 and $445 of formation costs.

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

Financial Advisory Fee

The Company engaged Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), to provide financial advisory services in connection with the Initial Public Offering. The Company paid CCM a fee in an amount equal to 0.8% of the aggregate proceeds of the Initial Public Offering (excluding the proceeds of the exercise of the overallotment option) net of underwriter’s expenses, upon the closing of the Initial Public Offering. The Company also engaged CCM to act as an advisor in connection with the Business Combination for which it will earn an advisory fee of 1.6% of the proceeds of the Initial Public Offering (excluding the proceeds of the exercise of the overallotment option) payable at closing of the Business Combination. CCM is also entitled to an advisory fee equal to 2.4% of the aggregate proceeds of the exercise of the overallotment option, payable at the closing of the Business Combination. The underwriter has agreed to reimburse the Company for the fee to CCM as it becomes payable out of the underwriting commissions, including the deferred underwriting commissions payable at closing of the Business Combination. Accordingly, $2,800,000 was received by the Company upon closing of the Initial Public Offering and a reimbursement receivable and deferred advisory fee of $6,860,000 has been reflected in the accompanying balance sheets as of June 30, 2022 and December 31, 2021.

FTAC ZEUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 90,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 1,778,750 shares of Class A common stock issued and outstanding, excluding 40,250,000 shares of Class A common stock subject to redemption, which are classified as temporary equity (see Note 3).

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. Holders of Class B common stock will vote on the election of directors prior to the consummation of a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law. At June 30, 2022 and December 31, 2021, there were 14,009,583 shares of Class B common stock issued and outstanding.

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

Warrants

As of June 30, 2022 and December 31, 2021, there were 20,125,000 public warrants and 889,375 placement warrants outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the initial Business Combination. The warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

JUNE 30, 2022

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Investments held in Trust Account	$409,098,412	$409,098,412	$—	$—

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Investments held in Trust Account	$408,541,371	$408,541,371	$—	$—

There were no transfers between Levels 1, 2 and 3 for the three and six months ended June 30, 2022 and for the period from January 1, 2021 (commencement of operations) through June 30, 2021.

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

Results of Operations

All activity for the period from December 11, 2020 (inception) through December 31, 2020 was de minimis and related only to our formation. All activity for the period from January 1, 2021 (commencement of operations) through June 30, 2022 relates to our formation, the Initial Public Offering and, after the Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net loss of $443,946, which consisted of formation and operating costs of $893,496 and provision for income taxes of $102,084, partially offset by interest income earned on investments held in Trust Account of $551,634.

For the six months ended June 30, 2022, we had a net loss of $1,187,289, which consisted of formation and operating costs of $1,677,979 and provision for income taxes of $102,084, partially offset by interest income earned on investments held in Trust Account of $592,774.

 For the three months ended June 30, 2021, we had a net loss of $442, which consisted of formation and operating costs.

For the period from January 1, 2021 (commencement of operations) through June 30, 2021, we had a net loss of $1,823, which consisted of formation and operating costs.

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

As of June 30, 2022, we had $1,833,350 in cash and working capital of $1,873,597, net of franchise tax payable and income tax payable. Prior to the completion of our Initial Public Offering, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 and a loan to us of up to $300,000 by our Sponsor under an unsecured promissory note, which had no outstanding balance as of June 30, 2022. The outstanding balance under the promissory note of $122,926 was paid in full on November 23, 2021 and the promissory note was terminated.

As of June 30, 2022, we had cash, investments and marketable securities held in the Trust Account of $409,098,412. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the six months ended June 30, 2022, we withdrew $35,733 of interest income from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender at the time of the Business Combination. The units would be identical to the Private Placement Units. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of June 30, 2022 and December 31, 2021, no such loans were outstanding.

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

Going Concern

We have until May 23, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 23, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor or an affiliate of the Sponsor a monthly fee of $40,000 for office space, administrative and shared personnel support services to the Company. We began incurring these fees on November 19, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the six months ended June 30, 2022, we incurred and paid $240,000 in fees for these services. For the period from January 1, 2021 (commencement of operations) through June 30, 2021, we did not incur any fees for these services.

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering date that are directly related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. As of June 30, 2022, the Company incurred offering costs amounting to $24,712,590, consisting of $7,000,000 of underwriting fees, $17,150,000 of deferred underwriting fees, $6,860,000 of deferred advisory fees, $3,362,590 of other offering costs and a $9,660,000 reimbursement for the financial advisory fee. These offering costs are allocated between components of temporary and permanent equity based on the relative fair value of these components.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 40,250,000 shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

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

Net Loss Per Common Stock

We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 21,014,375 shares of our Class A common stock in the calculation of diluted net loss per share, since their exercise is contingent upon future events. As a result, diluted net loss per common stock is the same as basic net loss per common stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of June 30, 2022, our disclosure controls and procedures were effective.

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

Our management has concluded that there is substantial doubt about our ability to continue as a “going concern.”

We have until May 23, 2023 to consummate a Business Combination. It is uncertain whether we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of us. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Quarterly Report do not contain any adjustments that might result should we be required to liquidate after May 23, 2023.

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

FTAC ZEUS ACQUISITION CORP.

Date: August 10, 2022	By:	/s/ Ryan M. Gilbert
	Name:	Ryan M. Gilbert
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Joseph W. Pooler, Jr.
	Name:	Joseph W. Pooler, Jr.
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)