Form 10-Q
period 2022-09-30
FTAC ZEUS ACQUISITION CORP.
filed 2022-11-09
CIK 1844270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 9, 2022, there were 42,028,750 shares of Class A common stock, $0.0001 par value and 14,009,583 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FTAC ZEUS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022 and for the Three Months Ended September 30, 2021 and for the Period from January 1, 2021 (Commencement of Operations) through September 30, 2021	2
Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2022 and for the Three Months Ended September 30, 2021 and for the Period from January 1, 2021 (Commencement of Operations) through September 30, 2021	3
Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from January 1, 2021 (Commencement of Operations) through September 30, 2021	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24
Part III. Signatures	25

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FTAC ZEUS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash	$1,128,653	$3,474,184
Prepaid expenses	61,746	13,950
Total Current Assets	1,190,399	3,488,134

Reimbursement receivable	6,860,000	6,860,000
Investments held in Trust Account	410,783,994	408,541,371
Total Assets	$418,834,393	$418,889,505

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Accounts payable and accrued expenses	$195,810	$61,071
Income taxes payable	322,959	—
Due to related party	21,935	22,380
Total current liabilities	540,704	83,451

Deferred underwriting fee payable	17,150,000	17,150,000
Deferred advisory fees	6,860,000	6,860,000
Total liabilities	24,550,704	24,093,451

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 40,250,000 issued and outstanding shares at a redemption value of $10.19 and $10.15 per share as of September 30, 2022 and December 31, 2021, respectively	410,304,961	408,537,500

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 90,000,000 shares authorized; 1,778,750 shares issued and outstanding (excluding 40,250,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	178	178
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 14,009,583 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1,401	1,401
Accumulated deficit	(16,022,851)	(13,743,025)
Total Stockholders’ Deficit	(16,021,272)	(13,741,446)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$418,834,393	$418,889,505

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC ZEUS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	For the Period from January 1, 2021 (Commencement of Operations) through September 30,
	2022	2021	2022	2021
Formation and operating costs	$794,868	$—	$2,472,847	$1,823
Loss from operations	(794,868)	—	(2,472,847)	(1,823)

Other income:
Interest income earned on investments held in trust account	1,843,667	—	2,436,441	—
Total other income	1,843,667	—	2,436,441	—

Income (loss) before provision for income taxes	1,048,799	—	(36,406)	(1,823)
Provision for income taxes	(373,875)	—	(475,959)	—
Net income (loss)	$674,924	$—	$(512,365)	$(1,823)

Basic and diluted weighted average shares outstanding, Class A common stock	42,028,750	—	42,028,750	—
Basic and diluted net income (loss) per common stock, Class A common stock	$0.01	$—	$(0.01)	$—
Basic and diluted weighted average shares outstanding, Class B common stock	14,009,583	15,133,333	14,009,583	12,233,333
Basic and diluted net income (loss) per common stock, Class B common stock	$0.01	$0.00	$(0.01)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC ZEUS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	1,778,750	$178	14,009,583	$1,401	$—	$(13,743,025)	$(13,741,446)
Net loss	—	—	—	—	—	(743,343)	(743,343)
Balance as of March 31, 2022	1,778,750	178	14,009,583	1,401	—	(14,486,368)	(14,484,789)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(347,669)	(347,669)
Net loss	—	—	—	—	—	(443,946)	(443,946)
Balance as of June 30, 2022	1,778,750	178	14,009,583	1,401	—	(15,277,983)	(15,276,404)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(1,419,792)	(1,419,792)
Net income	—	—	—	—	—	674,924	674,924
Balance as of September 30, 2022	1,778,750	$178	14,009,583	$1,401	$—	$(16,022,851)	$(16,021,272)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND

FOR THE PERIOD FROM JANUARY 1, 2021 (COMMENCEMENT OF OPERATIONS) THROUGH SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2021 (Commencement of Operations)	—	$—	—	$—	$—	$—	$—
Issuance of founder shares	—	—	14,009,583	1,401	23,599	—	25,000
Net loss	—	—	—	—	—	(1,381)	(1,381)
Balance as of March 31, 2021	—	—	14,009,583	1,401	23,599	(1,381)	23,619
Net loss	—	—	—	—	—	(442)	(442)
Balance as of June 30, 2021	—	—	14,009,583	1,401	23,599	(1,823)	23,177
Net loss	—	—	—	—	—	—	—
Balance as of September 30, 2021	—	$—	14,009,583	$1,401	$23,599	$(1,823)	$23,177

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC ZEUS ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,	For the Period from January 1, 2021 (Commencement of Operations) through September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(512,365)	$(1,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by Sponsor	—	381
Interest earned on cash held in Trust Account	(2,436,441)	—
Changes in operating assets and liabilities:
Prepaid expenses	(47,796)	—
Income taxes payable	322,959	—
Accounts payable and accrued expenses	134,739	1,442
Net cash used in operating activities	(2,538,904)	—

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for tax purposes	193,818	—
Net cash provided by investing activities	193,818	—

Cash Flows from Financing Activities:
Proceeds from initial stockholder	—	25,000
Repayment of advances from related party	(445)	—
Net cash (used in) provided by financing activities	(445)	25,000

Net Change in Cash	(2,345,531)	25,000
Cash – Beginning of period	3,474,184	—
Cash – End of period	$1,128,653	$25,000

Non cash investing and financing activities:
Deferred offering costs paid by Sponsor under the promissory note	$—	$245,731
Deferred offering costs included in accrued offering costs and expenses	$—	$147,862

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC ZEUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

All activity for the period from December 11, 2020 (inception) through December 31, 2020 was de minimis and related only to the Company’s formation. All activity for the period from January 1, 2021 (commencement of operations) through September 30, 2022 relates to the Company’s formation, Initial Public Offering (as defined below), and efforts in identifying a target to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering placed in the Trust Account (as defined below).

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

Following the closing of the Initial Public Offering on November 23, 2021, an amount of $408,537,500 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

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

SEPTEMBER 30, 2022

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

The shares of common stock subject to redemption are recorded at redemption value and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if the Company’s Class A common stock is not a “penny stock” upon consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company’s amended and restated certificate of incorporation provides that the Company will have the Completion Window to consummate the initial Business Combination. If the Company has not consummated a Business Combination within the Completion Window, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all Public Shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The initial stockholders, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed (1) to waive their redemption rights with respect to any Founder Shares (as described in Note 5), placement shares and Public Shares held by them, as applicable, in connection with the completion of the initial Business Combination; (2) to waive their redemption rights with respect to any Founder Shares, placement shares and Public Shares held by them in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to provide for the redemption of the Public Shares in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated the initial Business Combination within the Completion Window or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares or placement shares they hold if the Company fails to complete the initial Business Combination within the Completion Window (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window). If the Company submits the initial Business Combination to the public stockholders for a vote, the initial stockholders, officers and directors have agreed to vote any Founder Shares, any placement shares and any Public Shares held by them in favor of the initial Business Combination.

Liquidity and Capital Resources

As of September 30, 2022, the Company had $1,128,653 in its operating bank account and working capital of $1,128,729, net of franchise tax payable and income tax payable. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may provide the Company with Working Capital Loans (as defined below) (see Note 5), but are not obligated to do so.

FTAC ZEUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 23, 2023 to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to consummate a Business Combination by May 23, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 23, 2023.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 23, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

FTAC ZEUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.

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

Cash and Cash Equivalents

As of September 30, 2022 and December 31, 2021, the Company had $1,128,653 and $3,474,184 in cash, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

As of September 30, 2022 and December 31, 2021, the Company had $410,783,994 and $408,541,371 in investments held in trust account which was invested in BLF Treasury Trust Fund, respectively. Net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units were placed in the Trust Account which is invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest on investments held in trust account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering date that are directly related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. As of September 30, 2022 and December 31, 2021, the Company incurred offering costs amounting to $24,712,590, consisting of $7,000,000 of underwriting fees, $17,150,000 of deferred underwriting fees, $6,860,000 of deferred advisory fees, and $3,362,590 of other offering costs offset by a $9,660,000 reimbursement for the financial advisory fee. These offering costs were allocated between components of temporary and permanent equity based on the relative fair value of these components.

FTAC ZEUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Net Income (Loss) Per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 21,014,375 shares of its Class A common stock in the calculation of diluted net income (loss) per share, since their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		For the Period from January 1, 2021 (Commencement of Operations) through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$506,193	$168,731	$—	$—	$(384,274)	$(128,091)	$—	$(1,823)
Denominator:
Basic and diluted weighted average shares outstanding	42,028,750	14,009,583	—	15,333,333	42,028,750	14,009,583	—	12,233,333
Basic and diluted net income (loss) per share	$0.01	$0.01	$—	$0.00	$(0.01)	$(0.01)	$—	$(0.00)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 40,250,000 shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

FTAC ZEUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Warrant Classification

The Company accounts for the warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in ASC 815-40 under which the warrants meet the criteria for equity treatment and are recorded as equity.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate be applied to year to date income in interim periods under ASC 740-270-30-5. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 35.65% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 1,307.36% and 0.00% for the nine months ended September 30, 2022 and for the period from January 1, 2021 (commencement of operations) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended September 30, 2022 and 2021, respectively, and for the nine months ended September 30, 2022 and for the period from January 1, 2021 (commencement of operations) through September 30, 2021, due to the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

FTAC ZEUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage limits of $250,000. At September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and inhibit the Company’s ability to complete a Business Combination.

FTAC ZEUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 40,250,000 Units, which includes the full exercise by the underwriter of its over-allotment option in the amount of 5,250,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“public warrant”). Each whole public warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share, subject to adjustment (see Note 7).

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

As of September 30, 2022 and December 31, 2021, the common stock subject to possible redemption reflected on the condensed balance sheets is reconciled in the following table:

Gross proceeds	$402,500,000
Less:
Proceeds allocated to public warrants	(30,965,681)
Class A common stock issuance costs	(22,811,367)
Plus:
Accretion of carrying value to redemption value	59,814,548
Class A common stock subject to possible redemption, December 31, 2021	$408,537,500
Plus:
Accretion of carrying value to redemption value	1,767,461
Class A common stock subject to possible redemption, September 30, 2022	$410,304,961

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 16, 2021, the Sponsor paid $25,000 in exchange for 17,333,333 Class B shares (the “Founder Shares”). The number of Founder Shares was determined based on the expectation that the Founder Shares would represent 25% of the aggregate of the Founder Shares, the placement shares and the issued and outstanding Public Shares after the Initial Public Offering (assuming the initial stockholders did not purchase any Units in the offering). On October 28, 2021, the Sponsor transferred back to the Company 5,302,500 Founder Shares for no consideration. On November 18, 2021, the Company effected a stock dividend of 0.1644733 shares of Class B common stock for each share of Class B common stock outstanding before the dividend. The transfer and dividend left a remaining Founder Share balance outstanding of 14,009,583, of which 1,776,250 Founder Shares were subject to forfeiture. As a result of the underwriter’s election to fully exercise its over-allotment option at the closing of the Initial Public Offering, no Founder Shares remain subject to forfeiture.

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

FTAC ZEUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Promissory Note — Related Party

On February 12, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was subsequently amended on June 23, 2021 to extend the maturity date to September 30, 2021, and the Note was further amended on October 28, 2021 to extend the maturity date to March 31, 2022. This loan was non-interest bearing and payable on the earlier of March 31, 2022 or the completion of the Initial Public Offering. As of September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Note. The outstanding balance under the Note of $122,926 was paid in full on November 23, 2021 and the Note was terminated.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company expects to repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of all loans made to the Company by the Sponsor, an affiliate of the Sponsor or the officers and directors may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the Business Combination. The units would be identical to the Private Placement Units. At September 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Services Agreement

On November 18, 2021, the Company entered into an agreement pursuant to which it pays the Sponsor or an affiliate of the Sponsor $40,000 per month for office space, administrative and shared personnel support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred and paid $120,000 and $360,000 in fees for these services, respectively. For the three months ended September 30, 2021 and for the period from January 1, 2021 (commencement of operations) through September 30, 2021, the Company did not incur any fees for these services.

Due to Related Party

As of September 30, 2022, due to related party amounted to $21,935 which consists of accrued administrative services fees. As of December 31, 2021, due to related party amounted to $22,380, which consists of accrued administrative services fees of $21,935 and $445 of formation costs.

FTAC ZEUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Warrant Amendments

The warrant agreement provides that the terms of the warrants may be amended without the consent of any stockholder or warrant holder to cure any ambiguity or correct any defective provision or to make any amendments that are necessary in the good faith determination of the board of directors of the Company (taking into account then existing market precedents) to allow for the warrants to continue to be classified as equity in the Company’s financial statements, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, the Company may amend the terms of the public warrants (i) in a manner adverse to a holder of public warrants if holders of at least 50% of the then outstanding public warrants approve of such amendment or (ii) to the extent necessary for the warrants in the good faith determination of the board of directors of the Company (taking into account then existing market precedents) to allow for the warrants to continue to be classified as equity in the Company’s financial statements without the consent of any stockholder or warrant holder. Although the Company’s ability to amend the terms of the public warrants with the consent of holders of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.

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

Financial Advisory Fee

The Company engaged Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), to provide financial advisory services in connection with the Initial Public Offering. The Company paid CCM a fee in an amount equal to 0.8% of the aggregate proceeds of the Initial Public Offering (excluding the proceeds of the exercise of the overallotment option) net of underwriter’s expenses, upon the closing of the Initial Public Offering. The Company also engaged CCM to act as an advisor in connection with the Business Combination for which it will earn an advisory fee of 1.6% of the proceeds of the Initial Public Offering (excluding the proceeds of the exercise of the overallotment option) payable at closing of the Business Combination. CCM is also entitled to an advisory fee equal to 2.4% of the aggregate proceeds of the exercise of the overallotment option, payable at the closing of the Business Combination. The underwriter has agreed to reimburse the Company for the fee to CCM as it becomes payable out of the underwriting commissions, including the deferred underwriting commissions payable at closing of the Business Combination. Accordingly, $2,800,000 was received by the Company upon closing of the Initial Public Offering and a reimbursement receivable and deferred advisory fee of $6,860,000 has been reflected in the accompanying condensed balance sheets as of September 30, 2022 and December 31, 2021.

FTAC ZEUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 90,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 1,778,750 shares of Class A common stock issued and outstanding, excluding 40,250,000 shares of Class A common stock subject to redemption, which are classified as temporary equity (see Note 3).

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. Holders of Class B common stock will vote on the election of directors prior to the consummation of a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law. At September 30, 2022 and December 31, 2021, there were 14,009,583 shares of Class B common stock issued and outstanding.

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

Warrants

As of September 30, 2022 and December 31, 2021, there were 20,125,000 public warrants and 889,375 placement warrants outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the initial Business Combination. The warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

FTAC ZEUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Redemption of warrants

Redemption of Warrants. Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period; and

●	if, and only if, the last sale price of the Class A common stock (or the closing bid price of the Class A common stock in the event the shares of Class A common stock are not traded on any specific trading day) equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day before the Company sends the notice of redemption to the warrant holders.

NOTE 8. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets that are measured at fair value on September 30, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$410,783,994	$410,783,994	$—	$—

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$408,541,371	$408,541,371	$—	$—

There were no transfers between Levels 1, 2 and 3 for the three and nine months ended September 30, 2022 and for the period from January 1, 2021 (commencement of operations) through September 30, 2021.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On November 1, 2022, the Company filed a preliminary proxy statement on Schedule 14A relating to a special meeting of stockholders to be held to approve the amendment of the Company’s amended and restated certificate of incorporation to accelerate the date by which the Company must cease all operations (except for the purpose of winding up), redeem all of the shares of Class A common stock included as part of the units sold in the Company’s Initial Public Offering, and dissolve, from May 23, 2023 to an earlier date determined by the Board, provided that such date cannot be earlier than 60 days before the original termination date.

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

Results of Operations

All activity for the period from December 11, 2020 (inception) through December 31, 2020 was de minimis and related only to our formation. All activity for the period from January 1, 2021 (commencement of operations) through September 30, 2022 relates to our formation, the Initial Public Offering and, after the Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $674,924, which consisted of interest income earned on investments held in Trust Account of $1,843,667, partially offset by operating costs of $794,868 and provision for income taxes of $373,875.

For the nine months ended September 30, 2022, we had a net loss of $512,365, which consisted of operating costs of $2,472,847 and provision for income taxes of $475,959, partially offset by interest income earned on investments held in Trust Account of $2,436,441.

 For the three months ended September 30, 2021, we had a net loss of $0.

For the period from January 1, 2021 (commencement of operations) through September 30, 2021, we had a net loss of $1,823, which consisted of formation and operating costs.

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

As of September 30, 2022, we had $1,128,653 in cash and working capital of $1,128,729, net of franchise tax payable and income tax payable. Prior to the completion of our Initial Public Offering, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 and a loan to us of up to $300,000 by our Sponsor under an unsecured promissory note, which had no outstanding balance as of September 30, 2022. The outstanding balance under the promissory note of $122,926 was paid in full on November 23, 2021 and the promissory note was terminated.

As of September 30, 2022, we had cash, investments and marketable securities held in the Trust Account of $410,783,994. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest from the Trust Account to pay our taxes. During the nine months ended September 30, 2022, we withdrew $193,818 of interest income from the Trust Account for that purpose. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender at the time of the Business Combination. The units would be identical to the Private Placement Units. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. As of September 30, 2022 and December 31, 2021, no such loans were outstanding.

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

Going Concern

We have until May 23, 2023 to consummate a Business Combination. It is uncertain whether we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We intend to consummate a Business Combination by May 23, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 23, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor or an affiliate of the Sponsor a monthly fee of $40,000 for office space, administrative and shared personnel support services to the Company. We began incurring these fees on November 19, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the nine months ended September 30, 2022, we incurred and paid $360,000 in fees for these services. For the period from January 1, 2021 (commencement of operations) through September 30, 2021, we did not incur any fees for these services.

Pursuant to a registration rights agreement entered into on November 18, 2021, the holders of the Founder Shares, Private Placement Units (including securities contained therein) and warrants that may be issued upon conversion of loans made by the Sponsor or one of its affiliates have registration rights to require us to register a sale of any of our securities held by them (in the case of the Founder Shares, only after conversion to the Class A common stock). These holders are entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include such securities in other registration statements we file and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act.

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

Critical Accounting Policies

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering date that are directly related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. As of September 30, 2022, the Company incurred offering costs amounting to $24,712,590, consisting of $7,000,000 of underwriting fees, $17,150,000 of deferred underwriting fees, $6,860,000 of deferred advisory fees, $3,362,590 of other offering costs and a $9,660,000 reimbursement for the financial advisory fee. These offering costs are allocated between components of temporary and permanent equity based on the relative fair value of these components.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 40,250,000 shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

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

Net Income (Loss) Per Common Stock

We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 21,014,375 shares of our Class A common stock in the calculation of diluted net income (loss) per share, since their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of September 30, 2022, our disclosure controls and procedures were effective.

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

We may be subject to the 1% excise tax instituted under the Inflation Reduction Act of 2022 in connection with redemptions we conduct after December 31, 2022.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. For purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase we conduct after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination or otherwise inhibit our ability to complete a Business Combination.

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

The placement warrants are identical to the public warrants underlying the Units sold in the Initial Public Offering, except that the placement warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

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

FTAC ZEUS ACQUISITION CORP.

Date: November 9, 2022	By:	/s/ Ryan M. Gilbert
	Name:	Ryan M. Gilbert
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Joseph W. Pooler, Jr.
	Name:	Joseph W. Pooler, Jr.
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)