Form 10-K
period 2022-12-31
FTAC ZEUS ACQUISITION CORP.
filed 2023-03-17
CIK 1844270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting securities held by non-affiliates was approximately $398 million, based on the number of shares held by non-affiliates and the last reported sales price of the registrant’s Class A common stock as of that date.

As of March 16, 2023, there were 42,028,750 shares of Class A common stock and 14,009,583 shares of Class B common stock of the registrant issued and outstanding.

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

At December 31, 2022, we had not yet commenced operations. All activity through December 31, 2022 relates to the Company’s formation, its initial public offering, and identifying a target company for our initial business combination. On December 6, 2022, the Company announced that it had entered into a non-binding letter of intent with respect to a business combination. As a result, pursuant to the Company’s amended and restated certificate of incorporation, the date by which the Company must cease operations and liquidate if it has not completed a business combination has been automatically extended to August 23, 2023.

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

Mr. Cohen, with over 22 years of experience in financial services and financial technology, is the Chairman of the Board of Directors and of the Board of Managers of Cohen & Company, LLC, and serves as the President and Chief Executive of the European Business of Cohen & Company Inc. (NYSE American: COHN), a financial services company with approximately $2.15 billion in assets under management as of September 30, 2022, and as President, a director and the Chief Investment Officer of Cohen & Company Inc.’s indirect majority owned subsidiary, Cohen & Company Financial Limited (formerly known as EuroDekania Management Limited), a Financial Conduct Authority regulated investment advisor and broker dealer focusing on the European capital markets (“CCFL”). Mr. Cohen previously served as Vice Chairman of the Board of Directors and of the Board of Managers of Cohen & Company, LLC. Mr. Cohen served as the Chief Executive Officer and Chief Investment Officer of Cohen & Company Inc. from December 16, 2009 to September 16, 2013 and as the Chairman of the Board of Directors from October 6, 2006 to September 16, 2013. Mr. Cohen served as the executive Chairman of Cohen & Company Inc. from October 18, 2006 to December 16, 2009. In addition, Mr. Cohen served as the Chairman of the Board of Managers of Cohen & Company, LLC from 2001 to September 16, 2013, as the Chief Investment Officer of Cohen & Company, LLC from October 2008 to September 16, 2013, and as Chief Executive Officer of Cohen & Company, LLC from December 16, 2009 to September 16, 2013. Mr. Cohen served as the Chairman and Chief Executive Officer of J.V.B. Financial Group, LLC (formerly C&Co/PrinceRidge Partners LLC), Cohen & Company’s indirect broker dealer subsidiary (“JVB”), from July 19, 2012 to September 16, 2013. Mr. Cohen is also a founder, the former Chief Executive Officer and the former Chairman of The Bancorp, Inc. (NASDAQ: TBBK), which we refer to as Bancorp, a financial holding company with approximately $7.8 billion of total assets as of September 30, 2022, whose principal subsidiary is The Bancorp Bank, that provides a wide range of commercial and retail banking products and services to both regional and national markets. Mr. Cohen served as Chairman of INSU I until the INSU I Acquisition, as Chairman of INSU II until the INSU II Acquisition, as Chief Executive Officer, President and a director of FinTech I until the FinTech I Acquisition, as Chief Executive Officer and a director of FinTech II until the FinTech II Acquisition, as Chief Executive Officer of FinTech III until the FinTech III Acquisition and as Chief Executive Officer of FinTech IV until the FinTech IV Acquisition. He is also a past Chief Executive Officer of RAIT Financial Trust, which we refer to as RAIT, formerly a publicly traded real estate finance company focused on the commercial real estate industry, from December 2006 when it merged with Taberna Realty Finance Trust, to February 2009, and served as a trustee from the date RAIT acquired Taberna in February 2009 until his resignation from that position in February 2010. From 1998 to 2000, Mr. Cohen served as the Chief Operation Officer of Resource America, Inc., formerly a publicly traded asset management company with interests in energy, real estate and financial services. Mr. Cohen was also a past director of Jefferson Bank of Pennsylvania, a commercial bank and subsidiary of JeffBanks, Inc., a publicly traded bank holding company, which we refer to as JeffBanks, acquired by Hudson United Bancorp in 1999.

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

In addition to any potential business candidates we identify on our own, other target business candidates are brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

In evaluating a prospective target business, we conduct an extensive due diligence review which encompasses, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, and a review of financial and other information about the target and its industry.

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

Sources of Acquisition Candidates

Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers, attorneys, accountants, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds, brokers and other members of the financial community and corporate executives. These target candidates may present solicited or unsolicited proposals. Such sources became aware that we were seeking a business combination candidate by a variety of means, including publicly available information relating to the initial public offering, public relations and marketing efforts or direct contact by management following the completion of the initial public offering.

Our officers and directors, as well as their affiliates, also bring to our attention target business candidates of which they become aware through their contacts. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only if our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is), other than (i) repayment of loans made to us prior to the date of the initial public offering by our sponsor to cover offering-relating and organization expenses, (ii) repayment of loans that our sponsor, members of our management team or any of their respective affiliates may make to finance transaction costs in connection with an intended initial business combination (provided that if we do not consummate an initial business combination, we may use working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment), (iii) payments to our sponsor or its affiliate of a total of $40,000 per month for office space, administrative and shared personnel support services, (iv) at the closing of our initial business combination, at the option of our management team, a customary advisory fee, if any, to affiliates of our sponsor, in an amount that constitutes a market standard advisory fee for comparable transactions and services provided (the fees of which are not currently estimable and have no established limits); (v) payment of customary fees for financial advisory services (including to CCM); and (vi) to reimburse our sponsor, officers or directors for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Any advisory fee payable to an affiliate of our sponsor will be negotiated on an arms-length basis and will require approval of our audit committee. None of the initial holders, our officers, our directors or any entity with which they are affiliated will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective acquisition target in connection with a contemplated acquisition of such target by us. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

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

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of NASDAQ’s 80% fair market value test. There is currently no basis for stockholders to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

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

In evaluating a prospective business target, we conduct a thorough due diligence review, which encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information made available to us.

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

Redemption rights for public stockholders upon consummation of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including any amounts representing deferred underwriting commissions and interest earned on the trust account (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is approximately $10.26 per public share (based on the trust account balance as of December 31, 2022). The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, placement shares and public shares they may hold in connection with the completion of our initial business combination. However, our sponsor, officers and directors will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate within the completion window.

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

Limitation on redemption upon consummation of a business combination if we seek stockholder approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to an aggregate of more than 20.0% of the shares sold in the initial public offering without our prior consent. We believe the restriction described above will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20.0% of the shares sold in the initial public offering could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem to no more than 20.0% of the shares sold in the initial public offering, we believe we will limit the ability of a small number of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including all shares held by those stockholders that hold more than 20.0% of the shares sold in the initial public offering) for or against our initial business combination. Our initial holders, sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares, placement shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial stockholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquired public shares in the initial public offering or thereafter through open market purchases, it would be a public stockholder and restricted from seeking redemption rights with respect to an aggregate of more than 20.0% of the shares sold in the initial public offering.

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

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

We are required to evaluate and report on our internal control procedures over financial reporting as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

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

We encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources, or more industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only $10.15 per share from our redemption of our shares, and our warrants will expire worthless.

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

Of the net proceeds of the initial public offering and the private placement, $557,193 was available to us as of December 31, 2022 outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate, or we may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $2,000,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the business combination. The units would be identical to the placement units. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive $10.15 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share on the redemption of their shares.  Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per share” and other risk factors in this section.

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

We will seek to consummate a business combination with an operating company in the financial technology industry, but may also pursue acquisition opportunities in other business sectors or geographic regions, except that we are not, under our amended and restated certificate of incorporation, permitted to effectuate a business combination with another blank check company or similar company with nominal operations. As a result, you have no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. If we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations of the entity with which we combine. Because we will seek to acquire businesses that potentially need financial, operational, strategic or managerial redirection, we may be affected by the risks inherent in the business and operations of a financially or operationally unstable entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. Accordingly, any securityholders who choose to remain securityholders following the initial business combination could suffer a reduction in the value of their securities. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

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

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into a business combination will not have all of these positive attributes. If we consummate a business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in an initial business combination candidate. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or NASDAQ, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to obtain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive $10.15 per share on our redemption, and our warrants will expire worthless.

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

The Sarbanes-Oxley Act requires that we maintain a system of internal controls and that we evaluate and report on such system of internal controls. In addition, once we are no longer an “emerging growth company,” we must have our system of internal controls audited. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete a business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity in order to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

The investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business due to a reduction in the funds available for expenses relating to such efforts. If we are unable to complete our initial business combination, our public stockholders may only receive $10.15 per share from our redemption of their shares and our warrants will expire worthless.

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

For a discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the sections of this Annual Report entitled “Certain Relationships and Related Transactions, and Director Independence — Conflicts of Interest.”

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.15 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share on the redemption of their shares. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per share” and other risk factors in this section.

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

Our amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

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

We are subject to laws and regulations enacted by national, regional and local governments. We are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

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

We have until August 23, 2023 to consummate a business combination. It is uncertain whether we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of us. We had working capital of $487,895, net of income taxes payable and franchise taxes payable, as of December 31, 2022; however, we will incur additional expenses as it relates to the consummation of a business combination. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not contain any adjustments that might result should we be required to liquidate after August 23, 2023.

We may be subject to the 1% excise tax instituted under the Inflation Reduction Act of 2022 in connection with redemptions we conduct after December 31, 2022.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. For purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

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

Holders

On March 16, 2023, the numbers of record holders of the Company’s Class A common stock, units and warrants were 1, 2 and 1, respectively, not including beneficial holders whose securities are held in street name.

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

None.

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

Results of Operations

All activity for the period from December 11, 2020 (inception) through December 31, 2020 was de minimis and related only to our formation. All activity for the period from January 1, 2021 (commencement of operations) through December 31, 2022 relates to our formation, the Initial Public Offering and, after the Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

 For the year ended December 31, 2022, we had net income of $1,378,408, which consisted of interest income earned on investments held in Trust Account of $5,888,798, offset by operating costs of $3,319,946 and provision for income taxes of $1,190,444.

For the period from January 1, 2021 (commencement of operations) through December 31, 2021, we had a net loss of $803,856, which consisted of formation and operating costs of $807,727, offset by interest income on investments held in Trust Account of $3,871.

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

Transaction costs amounted to $24,712,590, consisting of $7,000,000 of underwriting fees, $17,150,000 of deferred underwriting fees, $6,860,000 of deferred advisory fees, and $3,362,590 of other offering costs, net of a $9,660,000 reimbursement for the financial advisory fee.

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

As of December 31, 2022, we had $557,193 in cash and working capital of $487,895, net of franchise taxes payable and income taxes payable. Prior to the completion of our Initial Public Offering, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 and a loan to us of up to $300,000 by our Sponsor under an unsecured promissory note, which had no outstanding balance as of December 31, 2022. The outstanding balance under the promissory note of $122,926 was paid in full on November 23, 2021 and the promissory note was terminated, and is no longer available to be drawn upon.

As of December 31, 2022, we had cash, investments and marketable securities held in the Trust Account of $413,569,723. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest from the Trust Account to pay our taxes. During the year ended December 31, 2022, we withdrew $860,446 of interest income from the Trust Account for that purpose. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender at the time of the Business Combination. The units would be identical to the Private Placement Units. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. As of December 31, 2022 and 2021, no such loans were outstanding.

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

Going Concern

We have until August 23, 2023 to consummate a Business Combination. It is uncertain whether we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. We had working capital of $487,895, net of income taxes payable and franchise taxes payable, as of December 31, 2022; however, we will incur additional expenses as it relates to the consummation of a business combination. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We intend to consummate a Business Combination by August 23, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 23, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor or an affiliate of the Sponsor a monthly fee of $40,000 for office space, administrative and shared personnel support services to the Company. We began incurring these fees on November 19, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the year ended December 31, 2022, we incurred and paid $480,000 in fees for these services. For the period from January 1, 2021 (commencement of operations) through December 31, 2021, we incurred $61,935 in fees for these services.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, 40,250,000 shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of December 31, 2022, our internal control over financial reporting was effective.

This Report does not include an attestation report of our independent registered public accounting firm, because as an “emerging growth company” under the JOBS Act our independent registered public accounting firm is not required to issue such an attestation report.

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

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Daniel G. Cohen	53	Chairman of the Board
Ryan M. Gilbert	49	President, Chief Executive Officer and Director
Joseph W. Pooler, Jr.	57	Chief Financial Officer
Rochael S. Adranly	51	Director
Lynn C. Eisenhart	44	Director
Stephen E. Lefkovits	56	Director
Volker G. Berl	50	Director

Daniel G. Cohen has served as our Chairman of the Board since December 2020, as the Chairman of the Board of INSU Acquisition Corp. III (“INSU III”) since October 2020, as Chairman of the Board of FTAC Parnassus Acquisition Corp. (“FTAC Parnassus”) since December 2020 and as a member of the Board of Directors of Perella Weinberg Partners since June 2021. Previously, he served as the Chairman of the Board of INSU I from December 2018 to October 2020 and as the Chairman of the Board of INSU II from January 2019 to February 2021. Since February 2018, Mr. Cohen has served as the Chairman of the Board of Directors and of the Board of Managers of Cohen & Company, LLC, and has, since September 2013, served as the President and Chief Executive of the European Business of Cohen & Company Inc. (NYSE American: COHN), a financial services company with approximately $2.15 billion in assets under management as of September 30, 2022, and as President, a director and the Chief Investment Officer of Cohen & Company Inc.’s indirect majority owned subsidiary, Cohen& Company Financial Limited (formerly known as EuroDekania Management Limited), a Financial Conduct Authority regulated investment advisor and broker dealer focusing on the European capital markets (“CCFL”). Mr. Cohen served as Vice Chairman of the Board of Directors and of the Board of Managers of Cohen & Company, LLC from September 2013 to February 2018. Mr. Cohen served as the Chief Executive Officer and Chief Investment Officer of Cohen & Company Inc. from December 2009 to September 2013 and as the Chairman of the Board of Directors from October 2006 to September 2013. Mr. Cohen served as the executive Chairman of Cohen & Company Inc. from October 2006 to December 2009. In addition, Mr. Cohen served as the Chairman of the Board of Managers of Cohen & Company, LLC from 2001 to September 2013, as the Chief Investment Officer of Cohen & Company, LLC from October 2008 to September 2013, and as Chief Executive Officer of Cohen & Company, LLC from December 2009 to September 2013. Mr. Cohen served as the Chairman and Chief Executive Officer of J.V.B. Financial Group, LLC (formerly C&Co/PrinceRidge Partners LLC), Cohen & Company Inc.’s indirect broker dealer subsidiary (“JVB”), from July 2012 to September 2013. He previously served as the Chairman of The Bancorp Inc. (“Bancorp”) (NASDAQ: TBBK) and Chairman of the Executive Committee of Bancorp’s Board of Directors from its inception in 1999 until October 2021. Mr. Cohen also previously served as Vice-Chairman of Bancorp Bank’s Board of Directors and Chairman of its Executive Committee. He had previously been Chairman of Bancorp Bank’s Board of Directors from September 2000 to November 2003 and, from July 2000 to September 2000, had been Bancorp Bank’s Chief Executive Officer. Mr. Cohen has served as the Chief Executive Officer of FinTech Acquisition Corp. V since October 2020, as the Chief Executive Officer of FinTech Acquisition Corp. VI since November 2020, and as President and Chief Executive Officer of FTAC Hera Acquisition Corp. since January 2021. Mr. Cohen previously served as a director and Chief Executive Officer of FinTech II from May 2015 until July 2018, as Chief Executive Officer of FinTech III from March 2017 to October 2020 and as Chief Executive Officer of FinTech IV from June 2019 to June 2021. He previously served as a director of FinTech I from November 2013 until July 2016, as FinTech I’s President and Chief Executive Officer from August 2014 until July 2016, and as FinTech I’s Executive Vice President from July 2014 through August 2014. He previously served as Chief Executive Officer of RAIT Financial Trust (“RAIT”) from December 2006, when it merged with Taberna Realty Finance Trust (“Taberna”), to February 2009, and served as a trustee from the date RAIT acquired Taberna until his resignation from that position in February 2010. Mr. Cohen was Chairman of the Board of Trustees of Taberna from its inception in March 2005 until its December 2006 acquisition by RAIT, and its Chief Executive Officer from March 2005 to December 2006. Mr. Cohen served as a director of Star Asia, a joint venture investing in Asian commercial real estate, from February 2007 to February 2014 and as a director of Muni Funding Company of America, LLC, a company investing in middle-market non-profit organizations, from April 2007 to June 2011. Mr. Cohen is a member of the Academy of the University of Pennsylvania, a member of the Visiting Committees for the Humanities and a member of the Paris Center of the University of Chicago. Mr. Cohen is also a Trustee of the List College Board of the Jewish Theological Seminary, a member of the board of the Columbia Global Center in Paris, a Trustee of the Paideia Institute and a Trustee of the Arete Foundation. Our board has determined that Mr. Cohen’s extensive experience in the financial services industry generally, as well as extensive experience in operating financial services companies in a public company environment, qualifies him to serve as a member of our board of directors.

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

Joseph W. Pooler, Jr., has served as our Chief Financial Officer since December 2020, as Chief Financial Officer of INSU III since October 2020, and as Chief Financial Officer of FTAC Parnassus since December 2020. Mr. Pooler previously served as Chief Accounting Officer and Treasurer of INSU I from March 2018 to October 2020 and as Chief Financial Officer and Treasurer of INSU II from July 2020 to February 2021. He has served as Executive Vice President, Chief Financial Officer and Treasurer of Cohen & Company Inc. since December 2009, as Cohen & Company, LLC’s Chief Financial Officer since November 2007 and as Chief Administrative Officer since May 2007. From July 2006 to November 2007, Mr. Pooler also served as Senior Vice President of Finance of Cohen & Company, LLC. From November 2007 to March 2009, Mr. Pooler also served as Chief Financial Officer of Muni Funding Company of America, LLC, a company investing in middle-market non-profit organizations. Prior to joining Cohen& Company, LLC, from 1999 to 2005, Mr. Pooler held key management positions at Pegasus Communications Corporation (now known as The Pegasus Companies, Inc. (OTC: PEGX)), which operated in the direct broadcast satellite television and broadcast television station segments. While at Pegasus, Mr. Pooler held various positions including Chief Financial Officer, Principal Accounting Officer and Senior Vice President of Finance. From 1993 to 1999, Mr. Pooler held various management positions with MEDIQ, Incorporated, including Corporate Controller, Director of Operations and Director of Sales Support.

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

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2022.

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

Notwithstanding the foregoing, other than the payment to our sponsor or its affiliate of $40,000 per month, up to the end of the completion window , for office space, administrative and shared personnel support services, at the option of our management team, a customary advisory fee, if any, to affiliates of our sponsor at the closing of our initial business combination, in an amount that constitutes a market standard advisory fee for comparable transactions and services provided, payment of customary fees for financial advisory services (including to CCM), and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to complete the consummation of a business combination. Any advisory fee payable to an affiliate of our sponsor will be negotiated on an arms-length basis and will require the approval of our audit committee. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with the initial business combination.

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

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee serves or served during the fiscal year ended December 31, 2022, as a member of the board of directors or compensation committee of a company that has one or more executive officers serving as a member of our Board or compensation committee.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 13, 2023, by:

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

	Class A Common Stock		Class B Common Stock		Combined Voting Power(2)
Name and Address of Beneficial Owners	Number	% of class	Number	% of class	Number	% of class

Directors and Executive Officers:(1)
Daniel G. Cohen(3)	1,778,750	4.2%	14,009,583	100.0%	15,788,333	28.2%
Ryan M. Gilbert(3)	1,778,750	4.2%	14,009,583	100.0%	15,788,333	28.2%
Joseph W. Pooler, Jr.	–	–	–	–	–	–
Rochael S. Adranly(5)	–	–	–	–	–	–
Lynn C. Eisenhart(5)	–	–	–	–	–	–
Stephen E. Lefkovits(5)	–	–	–	–	–	–
Volker G. Berl(5)	–	–	–	–	–	–
All directors and executive officers as a group (seven individuals)	1,778,750	4.2%	14,009,583	100.0%	15,788,333	28.2%

5% or Greater Beneficial Owners:
Saba Capital Management, L.P.(6)	3,570,365	8.5%	–	–	3,570,365	6.4%
FTAC Zeus Sponsor, LLC(4)	1,778,750	4.2%	7,215,000	51.5%	8,993,750	16.0%
FTAC Zeus Advisors, LLC(4)	–	–	6,794,583	48.5%	6,794,583	12.1%

*	Less than 1 percent.

1.	Unless otherwise noted, the business address of each of the following individuals is c/o FTAC Zeus Acquisition Corp., 2929 Arch Street, Suite 1703, Philadelphia, PA 19104.

2.	Represents the percentage of voting power of our Class A common stock and Class B common stock voting together as a single class. Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to certain adjustments described in our charter documents.

3.	Shares are held directly by FTAC Zeus Sponsor, LLC (1,778,750 shares of Class A common stock and 7,215,000 shares of Class B common stock) and FTAC Zeus Advisors, LLC (6,794,583 shares of Class B common stock), each of which is managed by Daniel G. Cohen and Ryan M. Gilbert. Mr. Cohen and Mr. Gilbert disclaim beneficial ownership of these securities, except to the extent of his pecuniary interest therein.

4.	Shares are held directly by FTAC Zeus Sponsor, LLC and FTAC Zeus Advisors, LLC, each of which is managed by Daniel G. Cohen and Ryan M. Gilbert. Certain of our officers and directors are members of our sponsor, but none has any voting or investment power over the shares held by our sponsor. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

5.	This individual is a member of our sponsor, but does not have voting or investment power over the shares held by our sponsor.

6.

Based on information contained in a Schedule 13G/A filed on February14, 2023 by Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein. The address of the business office of each of the reporting persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we consummate an initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to the Company. If we do not consummate an initial business combination, we may use a portion of any working capital held outside the trust account to repay such loaned amounts; however, no proceeds from the trust account may be used for such repayment. If such funds are insufficient to repay the loan amounts, the unpaid amounts would be forgiven. Up to $2,000,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the business combination. The units would be identical to the placement units. There were no working capital loans outstanding as of December 31, 2022.

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
Daniel G. Cohen

Cohen& Company Inc.
J.V.B. Financial Group, LLC(5)

FinTech Acquisition Corp. V

FinTech Acquisition Corp. VI

FTAC Hera Acquisition Corp.

INSU Acquisition Corp. III

FTAC Parnassus Acquisition Corp.

Perella Weinberg Partners

Chairman Affiliate Chief Executive Officer Chief Executive Officer President and Chief Executive Officer Chairman Chairman Director

Ryan M. Gilbert	FTAC Parnassus Acquisition Corp.	President and Chief Executive Officer
	Propel Venture Partners(3)	General Partner
	bKash Limited River City Bank	Director Director

Joseph W. Pooler, Jr.	Cohen & Company Inc. INSU Acquisition Corp. III FTAC Parnassus Acquisition Corp.	Executive Vice President, Chief Financial Officer and Treasurer; Chief Financial Officer and Chief Administrative Officer of Cohen & Company, LLC Chief Financial Officer Chief Financial Officer

Rochael S. Adranly	IDEO LP	Partner and Chief Legal Officer, Advisor

Stephen E. Lefkovits	RealtyCom Partners, LLC Joshua Tree Conference Group	Partner Owner and Executive Producer

Volker G. Berl	New Age Ventures(4)	Founder, Managing Partner and Chief Executive Officer
	Gaussin S.A.	Director

(1)	Each of the entities listed in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his or her obligations and the presentation by each such individual of business opportunities.
(2)	Does not include blank check companies, which have not yet consummated an initial public offering.
(3)	Mr. Gilbert represents Propel Venture Partners, a venture capital fund, on the boards of directors of various private companies. We don’t anticipate that any of these companies will be of an appropriate size for our initial business combination, nor do we believe that his role as a director of these companies will conflict with his ability to represent us in our search for an initial business combination target.
(4)	Mr. Berl represents New Age Ventures, a venture capital fund, on the boards of directors of various private companies. We don’t anticipate that any of these companies will be of an appropriate size for our initial business combination, nor do we believe that his role as a director of these companies will conflict with his ability to represent us in our search for an initial business combination target.
(5)	Includes certain other affiliates of J.V.B. Financial Group, LLC, including CCM. Affiliates of CCM have and manage investment vehicles with a passive investment in our sponsor.

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

Each of our sponsor, officers and directors may become involved with subsequent blank check companies similar to our company. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. In particular, an affiliate of our sponsor is currently sponsoring other blank check companies, each of which is seeking to complete a business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of WithumSmith+Brown, PC, or Withum, acted as our independent registered public accounting firm during the period from January 1, 2021 (commencement of operations) through December 31, 2021 and for the year ended December 31, 2022. The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, the initial public offering and other required filings with the SEC for the period from January 1, 2021 (commencement of operations) through December 31, 2021 and for the year ended December 31, 2022 totaled approximately $124,630 and $88,400, respectively.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for any audit-related services during the period from January 1, 2021 (commencement of operations) through December 31, 2021 or for the year ended December 31, 2022.

Tax Fees

For the period from January 1, 2021 (commencement of operations) through December 31, 2021 and for the year ended December 31, 2022, fees for services rendered to us for tax compliance, tax advice and tax planning by Withum were approximately $0 and $16,200, respectively.

All Other Fees

We did not pay Withum for other services for the period from January 1, 2021 (commencement of operations) through December 31, 2021 or for the year ended December 31, 2022.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements: Page

(2)	Financial Statements Schedule

None.

(3)	Exhibits

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 18, 2021, between the Company and Citigroup Global Markets Inc.(1)
3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on November 19, 2021(1)
3.2	Amended and Restated Bylaws(2)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Common Stock Certificate(2)
4.3	Specimen Warrant Certificate(2)
4.4	Warrant Agreement, dated November 18, 2021, between Continental Stock Transfer & Trust Company and the Company(1)
4.5	FTAC Zeus Acquisition Corp. Description of Securities(3)
10.1	Letter Agreement, dated November 18, 2021, by and among the Company and certain security holders, officers and directors of the Company(1)
10.2	Administrative Services Agreement, dated November 18, 2021, between the Company and FTAC Zeus Sponsor, LLC(1)
10.3	Unit Subscription Agreement, dated November 18, 2021 between the Company and FTAC Zeus Sponsor, LLC(1)
10.4	Investment Management Trust Agreement, dated November 18, 2021 between Continental Stock Transfer & Trust Company and the Company(1)
10.5	Registration Rights Agreement, dated November 18, 2021, between the Company and certain security holders of the Company(1)
10.6	Form of Indemnity Agreement(2)
10.7	Form of Engagement Letter with Cohen & Company Capital Markets(2)
14.1	Code of Business Conduct and Ethics(2)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 24, 2021
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1, as amended (File No. 333-253995)
(3)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 23, 2022

Item 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTAC ZEUS ACQUISITION CORP.

Dated: March 17, 2023	/s/ Ryan M. Gilbert
Ryan M. Gilbert President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Ryan M. Gilbert	President, Chief Executive Officer and Director	March 17, 2023
Ryan M. Gilbert	(Principal Executive Officer)

/s/ Joseph W. Pooler, Jr.	Chief Financial Officer	March 17, 2023
Joseph W. Pooler, Jr.	(Principal Financial and Accounting Officer)

/s/ Daniel G. Cohen	Chairman of the Board of Directors	March 17, 2023
Daniel G. Cohen

/s/ Rochael S. Adranly	Director	March 17, 2023
Rochael S. Adranly

/s/ Lynn C. Eisenhart	Director	March 17, 2023
Lynn C. Eisenhart

/s/ Stephen E. Lefkovits	Director	March 17, 2023
Stephen E. Lefkovits

/s/ Volker G. Berl	Director	March 17, 2023
Volker G. Berl

FTAC ZEUS ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID # 100)	F-2
Financial Statements:
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the Year Ended December 31, 2022 and for the Period from January 1, 2021(Commencement of Operations) through December 31, 2021	F-4
Statements of Changes in Stockholders’ Deficit for the Year Ended December 31, 2022 and for the Period from January 1, 2021 (Commencement of Operations) through December 31, 2021	F-5
Statements of Cash Flows for the Year Ended December 31, 2022 and for the Period from January 1, 2021 (Commencement of Operations) through December 31, 2021	F-6
Notes to Financial Statements	F-7 to F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

FTAC Zeus Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FTAC Zeus Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from January 1, 2021 (Commencement of Operations) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from January 1, 2021 (Commencement of Operations) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a Business Combination by August 23, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York

March 17, 2023

PCAOB ID Number 100

FTAC ZEUS ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Current assets
Cash	$557,193	$3,474,184
Prepaid expenses	9,499	13,950
Total Current Assets	566,692	3,488,134

Reimbursement receivable	6,860,000	6,860,000
Investments held in Trust Account	413,569,723	408,541,371
Total Assets	$420,996,415	$418,889,505

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Accrued offering costs and expenses	$236,574	$61,071
Income taxes payable	553,444	—
Due to related party	21,935	22,380
Total current liabilities	811,953	83,451

Deferred underwriting fee payable	17,150,000	17,150,000
Deferred advisory fees	6,860,000	6,860,000
Total Liabilities	24,821,953	24,093,451

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 40,250,000 issued and outstanding shares at a redemption value of $10.26 and $10.15 per share as of December 31, 2022 and 2021, respectively	412,836,569	408,537,500

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2022 and 2021	—	—
Class A common stock, $0.0001 par value; 90,000,000 shares authorized; 1,778,750 shares issued and outstanding (excluding 40,250,000 shares subject to possible redemption) as of December 31, 2022 and 2021	178	178
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 14,009,583 shares issued and outstanding as of December 31, 2022 and 2021	1,401	1,401
Accumulated deficit	(16,663,686)	(13,743,025)
Total Stockholders’ Deficit	(16,662,107)	(13,741,446)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$420,996,415	$418,889,505

The accompanying notes are an integral part of the financial statements.

FTAC ZEUS ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period from January 1, 2021 (Commencement of Operations) through December 31,
	2022	2021
Formation and operating costs	$3,319,946	$807,727
Loss from operations	(3,319,946)	(807,727)

Other income:
Interest income earned on investments held in trust account	5,888,798	3,871
Total other income, net	5,888,798	3,871

Income (loss) before provision for income taxes	2,568,852	(803,856)
Provision for income taxes	(1,190,444)	—
Net income (loss)	$1,378,408	$(803,856)

Basic and diluted weighted average shares outstanding, Class A common stock	42,028,750	4,490,743
Basic and diluted net income (loss) per common stock, Class A common stock	$0.02	$(0.05)
Basic and diluted weighted average shares outstanding, Class B common stock	14,009,583	12,423,124
Basic and diluted net income (loss) per common stock, Class B common stock	$0.02	$(0.05)

The accompanying notes are an integral part of the financial statements.

FTAC ZEUS ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND

FOR THE PERIOD FROM JANUARY 1, 2021 (COMMENCEMENT OF OPERATIONS)

THROUGH DECEMBER 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021 (Commencement of Operations)	—	$—	—	$—	$—	$—	$—

Issuance of founder shares	—	—	14,009,583	1,401	23,599	—	25,000

Issuance of private placement units	1,778,750	178	—	—	17,787,322	—	17,787,500

Initial fair value of public warrants, net of offering costs	—	—	—	—	29,064,458	—	29,064,458

Accretion of common stock subject to possible redemption	—	—	—	—	(46,875,379)	(12,939,169)	(59,814,548)

Net loss	—	—	—	—	—	(803,856)	(803,856)
Balance as of December 31, 2021	1,778,750	178	14,009,583	1,401	—	(13,743,025)	(13,741,446)

Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(4,299,069)	(4,299,069)

Net income	—	—	—	—	—	1,378,408	1,378,408
Balance as of December 31, 2022	1,778,750	$178	14,009,583	$1,401	$—	$(16,663,686)	$(16,662,107)

The accompanying notes are an integral part of the financial statements.

FTAC ZEUS ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period from January 1, 2021 (Commencement of Operations) through December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$1,378,408	$(803,856)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation and operating costs paid by Sponsor	—	122,926
Interest earned on investments held in Trust Account	(5,888,798)	(3,871)
Changes in operating assets and liabilities:
Prepaid expenses	4,451	(13,950)
Accrued offering costs and expenses	175,503	61,071
Income taxes payable	553,444	—
Due to related party	—	22,380
Net cash used in operating activities	(3,776,992)	(615,300)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for tax purposes	860,446	—
Investment of cash in Trust Account	—	(408,537,500)
Net cash provided by (used in) investing activities	860,446	(408,537,500)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriters’ discount	—	395,500,000
Proceeds from sale of founder shares	—	25,000
Proceeds from private placement units	—	17,787,500
Payment of promissory note - related party	—	(122,926)
Proceeds from reimbursement from underwriter	—	2,800,000
Repayment of advances from related party	(445)	—
Payment of other offering costs	—	(3,362,590)
Net cash (used in) provided by financing activities	(445)	412,626,984

Net change in cash and cash equivalents	(2,916,991)	3,474,184
Cash and cash equivalents – Beginning of period	3,474,184	—
Cash and cash equivalents – End of period	$557,193	$3,474,184

Non-cash investing and financing activities:
Deferred underwriting payable charged to additional paid-in capital	$—	$17,150,000
Reimbursement receivable	$—	$6,860,000

The accompanying notes are an integral part of the financial statements.

FTAC ZEUS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

All activity for the period from December 11, 2020 (inception) through December 31, 2020 was de minimis and related only to the Company’s formation. All activity for the period from January 1, 2021 (commencement of operations) through December 31, 2022 relates to the Company’s formation, Initial Public Offering (as defined below), and efforts in identifying a target to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering placed in the Trust Account (as defined below).

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

FTAC ZEUS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

FTAC ZEUS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Liquidity and Capital Resources

As of December 31, 2022, the Company had $557,193 in its operating bank account and working capital of $487,895, net of franchise taxes payable and income taxes payable. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may provide the Company with Working Capital Loans (as defined below) (see Note 5), but are not obligated to do so.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 23, 2023 to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to consummate a Business Combination by August 23, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 23, 2023.

FTAC ZEUS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

FTAC ZEUS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Cash and Cash Equivalents

As of December 31, 2022 and 2021, the Company had $557,193 and $3,474,184 in cash, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Investments Held in Trust Account

As of December 31, 2022 and 2021, the Company had $413,569,723 and $408,541,371 in investments held in the Trust Account which were invested in BLF Treasury Trust Fund, respectively. Net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units were placed in the Trust Account which is invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest on investments held in trust account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering date that are directly related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. As of December 31, 2022 and 2021, the Company incurred offering costs amounting to $24,712,590, consisting of $7,000,000 of underwriting fees, $17,150,000 of deferred underwriting fees, $6,860,000 of deferred advisory fees, and $3,362,590 of other offering costs offset by a $9,660,000 reimbursement for the financial advisory fee. These offering costs were allocated between components of temporary and permanent equity based on the relative fair value of these components.

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

	For the Year Ended December 31, 2022		For the Period from January 1, 2021 (Commencement of Operations) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$1,033,806	$344,602	$(213,429)	$(590,427)
Denominator:
Basic and diluted weighted average shares outstanding	42,028,750	14,009,583	4,490,743	12,423,124
Basic and diluted net income (loss) per share	$0.02	$0.02	$(0.05)	$(0.05)

FTAC ZEUS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, 40,250,000 shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

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

FTAC ZEUS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Warrant Classification

The Company accounts for the warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in ASC 815-40 under which the warrants meet the criteria for equity treatment and are recorded as equity.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company has been subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage limits of $250,000. At December 31, 2022 and 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

FTAC ZEUS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022 and 2021, the common stock subject to possible redemption reflected on the balance sheets is reconciled in the following table:

Gross proceeds	$402,500,000
Less:
Proceeds allocated to public warrants	(30,965,681)
Class A common stock issuance costs	(22,811,367)
Plus:
Accretion of carrying value to redemption value	59,814,548
Class A common stock subject to possible redemption, December 31, 2021	$408,537,500
Plus:
Accretion of carrying value to redemption value	4,299,069
Class A common stock subject to possible redemption, December 31, 2022	$412,836,569

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

FTAC ZEUS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 16, 2021, the Sponsor paid $25,000 in exchange for 17,333,333 Class B shares (the “Founder Shares”). The number of Founder Shares was determined based on the expectation that the Founder Shares would represent 25% of the aggregate of the Founder Shares, the placement shares and the issued and outstanding Public Shares after the Initial Public Offering (assuming the initial stockholders did not purchase any Units in the Initial Public Offering). On October 28, 2021, the Sponsor transferred back to the Company 5,302,500 Founder Shares for no consideration. On November 18, 2021, the Company effected a stock dividend of 0.1644733 shares of Class B common stock for each share of Class B common stock outstanding before the dividend. The transfer and dividend left a remaining Founder Share balance outstanding of 14,009,583, of which 1,776,250 Founder Shares were subject to forfeiture. As a result of the underwriter’s election to fully exercise its over-allotment option at the closing of the Initial Public Offering, no Founder Shares remain subject to forfeiture.

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

Promissory Note — Related Party

On February 12, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was subsequently amended on June 23, 2021 to extend the maturity date to September 30, 2021, and the Note was further amended on October 28, 2021 to extend the maturity date to March 31, 2022. This loan was non-interest bearing and payable on the earlier of March 31, 2022 or the completion of the Initial Public Offering. As of December 31, 2022 and 2021, the Company had no outstanding borrowings under the Note. The outstanding balance under the Note of $122,926 was paid in full on November 23, 2021 and the Note was terminated, and is no longer available to be drawn upon.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company expects to repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of all loans made to the Company by the Sponsor, an affiliate of the Sponsor or the officers and directors may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the Business Combination. The units would be identical to the Private Placement Units. At December 31, 2022 and 2021, no such Working Capital Loans were outstanding.

FTAC ZEUS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Administrative Services Agreement

On November 18, 2021, the Company entered into an agreement pursuant to which it pays the Sponsor or an affiliate of the Sponsor $40,000 per month for office space, administrative and shared personnel support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022, the Company incurred and paid $480,000 in fees for these services. For the period from January 1, 2021 (commencement of operations) through December 31, 2021, the Company incurred $61,935 in fees for these services.

Due to Related Party

As of December 31, 2022, due to related party amounted to $21,935 which consists of accrued administrative services fees. As of December 31, 2021, due to related party amounted to $22,380, which consists of accrued administrative services fees of $21,935 and $445 of formation costs.

Consulting Fees

Various related parties provide monthly consulting fees to the Company. For the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021, the Company incurred and paid approximately $1.8 million and $71,000 of consulting fees, respectively, which are classified as formation and operating costs in the Company’s statements of operations.

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

FTAC ZEUS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Financial Advisory Fee

The Company engaged Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), to provide financial advisory services in connection with the Initial Public Offering. The Company paid CCM a fee in an amount equal to 0.8% of the aggregate proceeds of the Initial Public Offering (excluding the proceeds of the exercise of the overallotment option) net of underwriter’s expenses, upon the closing of the Initial Public Offering. The Company also engaged CCM to act as an advisor in connection with the Business Combination for which it will earn an advisory fee of 1.6% of the proceeds of the Initial Public Offering (excluding the proceeds of the exercise of the overallotment option) payable at closing of the Business Combination. CCM is also entitled to an advisory fee equal to 2.4% of the aggregate proceeds of the exercise of the overallotment option, payable at the closing of the Business Combination. The underwriter has agreed to reimburse the Company for the fee to CCM as it becomes payable out of the underwriting commissions, including the deferred underwriting commissions payable at closing of the Business Combination. Accordingly, $2,800,000 was received by the Company upon closing of the Initial Public Offering and a reimbursement receivable and deferred advisory fee of $6,860,000 has been reflected in the accompanying balance sheets as of December 31, 2022 and 2021.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 90,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 1,778,750 shares of Class A common stock issued and outstanding, excluding 40,250,000 shares of Class A common stock subject to redemption, which are classified as temporary equity (see Note 3).

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. Holders of Class B common stock will vote on the election of directors prior to the consummation of a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law. At December 31, 2022 and 2021, there were 14,009,583 shares of Class B common stock issued and outstanding.

FTAC ZEUS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Warrants

As of December 31, 2022 and 2021, there were 20,125,000 public warrants and 889,375 placement warrants outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the initial Business Combination. The warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

FTAC ZEUS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets that are measured at fair value on December 31, 2022 and 2021, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$413,569,723	$413,569,723	$—	$—

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$408,541,371	$408,541,371	$—	$—

There were no transfers between Levels 1, 2 and 3 for the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021.

FTAC ZEUS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 9. INCOME TAXES

The Company’s net deferred tax assets are as follows:

	For the Year Ended December 31,	For the Period from January 1, 2021 (Commencement of Operations) through December 31,
	2022	2021
Deferred tax asset
Organizational costs/Start-up costs	$812,675	$164,617
Federal net operating loss	—	4,193
Total deferred tax asset	812,675	168,810
Valuation allowance	(812,675)	(168,810)
Deferred tax asset, net of allowance	$—	$—

The income tax provision for the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021 consists of the following:

	For the Year Ended December 31,	For the Period from January 1, 2021 (Commencement of Operations) through December 31,
	2022	2021
Federal
Current	$1,190,444	$—
Deferred	(643,866)	168,810
State
Current	—	—
Deferred	—	—
Change in valuation allowance	643,866	(168,810)
Income tax provision	$1,190,444	$—

FTAC ZEUS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

The Company’s net operating loss carryforward as of December 31, 2022 and 2021 amounted to $19,967 and will be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021, the change in the valuation allowance was $643,866 and $168,810, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.00%
Change in valuation allowance	24.7%	(21.00)%
Income tax provision	45.7%	—

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and has been subject to examination by the various taxing authorities, since inception.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Promissory Note – Related Party

On February 24, 2023, the Sponsor agreed to loan the Company up to $1,500,000 (the “Promissory Note”). The note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which the Company consummate a business combination. If the Company do not consummate a business combination, the Company may use a portion of any funds held outside the Trust Account into which the Company have placed the proceeds of the IPO to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. No portion of the amounts outstanding under the Promissory Note may be converted into units at a price of $10.00 per unit, which would have been permissible as described in the prospectus filed in connection with the IPO. On February 24, 2023, the Company borrowed $300,000 under the Promissory Note.