Form 10-Q
period 2023-06-30
FTAC ZEUS ACQUISITION CORP.
filed 2023-08-10
CIK 1844270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

As of August 10, 2023, there were 42,028,750 shares of Class A common stock, $0.0001 par value and 14,009,583 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FTAC ZEUS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FTAC ZEUS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash	$213,035	$557,193
Prepaid expenses	52,376	9,499
Total Current Assets	265,411	566,692

Reimbursement receivable	6,860,000	6,860,000
Investments held in Trust Account	420,376,676	413,569,723
Total Assets	$427,502,087	$420,996,415

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$299,041	$236,574
Income taxes payable	30,229	553,444
Due to related party	21,935	21,935
Promissory note – related party	750,000	—
Total current liabilities	1,101,205	811,953

Deferred underwriting fee payable	17,150,000	17,150,000
Deferred advisory fees	6,860,000	6,860,000
Total liabilities	25,111,205	24,821,953

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 40,250,000 issued and outstanding shares at a redemption value of $10.44 and $10.26 per share as of June 30, 2023 and December 31, 2022, respectively	420,326,449	412,836,569

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 90,000,000 shares authorized; 1,778,750 shares issued and outstanding (excluding 40,250,000 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022	178	178
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 14,009,583 shares issued and outstanding as of June 30, 2023 and December 31, 2022	1,401	1,401
Accumulated deficit	(17,937,146)	(16,663,686)
Total Stockholders’ Deficit	(17,935,567)	(16,662,107)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$427,502,087	$420,996,415

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC ZEUS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Formation and operating costs	$584,730	$893,496	$1,195,915	$1,677,979
Loss from operations	(584,730)	(893,496)	(1,195,915)	(1,677,979)

Other income:
Interest income earned on investments held in trust account	4,967,960	551,634	9,356,120	592,774
Total other income, net	4,967,960	551,634	9,356,120	592,774

Income (Loss) before provision for income taxes	4,383,230	(341,862)	8,160,205	(1,085,205)
Provision for income taxes	(1,032,771)	(102,084)	(1,943,785)	(102,084)
Net income (loss)	$3,350,459	$(443,946)	$6,216,420	$(1,187,289)

Basic and diluted weighted average shares outstanding, Class A common stock	42,028,750	42,028,750	42,028,750	42,028,750
Basic and diluted net income (loss) per common stock, Class A common stock	$0.06	$(0.01)	$0.11	$(0.02)
Basic and diluted weighted average shares outstanding, Class B common stock	14,009,583	14,009,583	14,009,583	14,009,583
Basic and diluted net income (loss) per common stock, Class B common stock	$0.06	$(0.01)	$0.11	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC ZEUS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	1,778,750	$178	14,009,583	$1,401	$—	$(16,663,686)	$(16,662,107)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(3,654,690)	(3,654,690)
Net income	—	—	—	—	—	2,865,961	2,865,961
Balance as of March 31, 2023 (unaudited)	1,778,750	$178	14,009,583	$1,401	$—	$(17,452,415)	$(17,450,836)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(3,835,190)	(3,835,190)
Net income	—	—	—	—	—	3,350,459	3,350,459
Balance as of June 30, 2023 (unaudited)	1,778,750	$178	14,009,583	$1,401	$—	$(17,937,146)	$(17,935,567)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	1,778,750	$178	14,009,583	$1,401	$—	$(13,743,025)	$(13,741,446)
Net loss	—	—	—	—	—	(743,343)	(743,343)
Balance as of March 31, 2022 (unaudited)	1,778,750	178	14,009,583	1,401	—	(14,486,368)	(14,484,789)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(347,669)	(347,669)
Net loss	—	—	—	—	—	(443,946)	(443,946)
Balance as of June 30, 2022 (unaudited)	1,778,750	$178	14,009,583	$1,401	$—	$(15,277,983)	$(15,276,404)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC ZEUS ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$6,216,420	$(1,187,289)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned on investments held in trust account	(9,356,120)	(592,774)
Changes in operating assets and liabilities:
Prepaid expenses	(42,877)	(82,821)
Income taxes payable	(523,215)	102,084
Accounts payable and accrued expenses	62,467	84,678
Net cash used in operating activities	(3,643,325)	(1,676,122)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for tax purposes	2,549,167	35,733
Net cash provided by investing activities	2,549,167	35,733

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	750,000	—
Repayment of advances from related party	—	(445)
Net cash provided by (used in) financing activities	750,000	(445)

Net Change in Cash	(344,158)	(1,640,834)
Cash – Beginning of period	557,193	3,474,184
Cash – End of period	$213,035	$1,833,350

Supplementary cash flow information:
Cash paid for income taxes	$2,467,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC ZEUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

All activity for the period from December 11, 2020 (inception) through December 31, 2020 was de minimis and related only to the Company’s formation. All activity for the period from January 1, 2021 (commencement of operations) through June 30, 2023 relates to the Company’s formation, Initial Public Offering (as defined below), and efforts in identifying a target to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering placed in the Trust Account (as defined below).

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

JUNE 30, 2023

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

Liquidity and Capital Resources

As of June 30, 2023, the Company had $213,035 in its operating bank account and a working capital deficit of $785,565, net of franchise tax payable and income tax payable. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may provide the Company with Working Capital Loans (as defined below) (see Note 5), but are not obligated to do so.

FTAC ZEUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 17, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

JUNE 30, 2023

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

Cash and Cash Equivalents

As of June 30, 2023 and December 31, 2022, the Company had $213,035 and $557,193 in cash, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Investments Held in Trust Account

As of June 30, 2023 and December 31, 2022, the Company had $420,376,676 and $413,569,723 in investments held in the Trust Account which were invested in BLF Treasury Trust Fund. Net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units were placed in the Trust Account which is invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income earned on investments held in trust account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering date that are directly related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. As of June 30, 2023 and December 31, 2022, the Company incurred offering costs amounting to $24,712,590, consisting of $7,000,000 of underwriting fees, $17,150,000 of deferred underwriting fees, $6,860,000 of deferred advisory fees, and $3,362,590 of other offering costs offset by a $9,660,000 reimbursement for the financial advisory fee. These offering costs were allocated between components of temporary and permanent equity based on the relative fair value of these components.

FTAC ZEUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$2,512,844	$837,615	$(332,960)	$(110,986)	$4,662,315	$1,554,105	$(890,467)	$(296,822)
Denominator:
Basic and diluted weighted average shares outstanding	42,028,750	14,009,583	42,028,750	14,009,583	42,028,750	14,009,583	42,028,750	14,009,583
Basic and diluted net income (loss) per share	$0.06	$0.06	$(0.01)	$(0.01)	$0.11	$0.11	$(0.02)	$(0.02)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, 40,250,000 shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

JUNE 30, 2023

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. ASC 740-270-25-2 requires that an annual effective tax rate be determined, and such annual effective rate be applied to year to date income in interim periods under ASC 740-270-30-5. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was (23.56%) and 29.86% for the three months ended June 30, 2023 and 2022, respectively, and (23.82%) and 9.41% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended June 30, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

FTAC ZEUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023
(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage limits of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition. As of June 30, 2023 and December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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
JUNE 30, 2023
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

As of June 30, 2023 and December 31, 2022, the common stock subject to possible redemption reflected on the condensed balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption, January 1, 2021	408,537,500
Plus:
Accretion of carrying value to redemption value	4,299,069
Class A common stock subject to possible redemption, December 31, 2022	412,836,569
Plus:
Accretion of carrying value to redemption value	7,489,880
Class A common stock subject to possible redemption, June 30, 2023	$420,326,449

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

FTAC ZEUS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

Promissory Note — Related Party

On February 12, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was subsequently amended on June 23, 2021 to extend the maturity date to September 30, 2021, and the Note was further amended on October 28, 2021 to extend the maturity date to March 31, 2022. The Note was non-interest bearing and payable on the earlier of March 31, 2022 or the completion of the Initial Public Offering. The outstanding balance under the Note of $122,926 was paid in full on November 23, 2021 and the Note was terminated.

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). On February 24, 2023, the Sponsor agreed to loan the Company up to $1,500,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which the Company consummates a business combination. If the Company does not consummate a business combination, the Company may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. No portion of the amounts outstanding under the Promissory Note may be converted into units at a price of $10.00 per unit, which would have been permissible as described in the prospectus filed in connection with the Initial Public Offering. As of June 30, 2023 and December 31, 2022, the Company had $750,000 and $0 of outstanding borrowings under the Promissory Note, respectively.

Administrative Services Agreement

On November 18, 2021, the Company entered into an agreement pursuant to which it pays the Sponsor or an affiliate of the Sponsor $40,000 per month for office space, administrative and shared personnel support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2023, the Company incurred $120,000 and 240,000 in fees for these services, respectively, of which $120,000 of such fees are reported in accrued expenses in the accompanying condensed balance sheets. For the three and six months ended June 30, 2022, the Company incurred and paid $120,000 and $240,000 in fees for these services, respectively.

Due to Related Party

As of June 30, 2023 and December 31, 2022, due to related party amounted to $21,935, which consists of accrued administrative services fees.

Consulting Fees

Various related parties provide monthly consulting services to the Company. For the three and six months ended June 30, 2023, the Company incurred approximately $227,000 and $539,000 of consulting fees, respectively, which are classified as formation and operating costs in the Company’s unaudited condensed statements of operations and of which approximately $8,000 of such fees are reported in accrued expenses in the accompanying unaudited condensed balance sheets. For the three and six months ended June 30, 2022, the Company incurred and paid approximately $306,000 and $611,000 of consulting fees, respectively, which are classified as formation and operating costs in the Company’s unaudited condensed statements of operations.

FTAC ZEUS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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

Financial Advisory Fee

The Company engaged Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), to provide financial advisory services in connection with the Initial Public Offering. The Company paid CCM a fee in an amount equal to 0.8% of the aggregate proceeds of the Initial Public Offering (excluding the proceeds of the exercise of the overallotment option) net of underwriter’s expenses, upon the closing of the Initial Public Offering. The Company also engaged CCM to act as an advisor in connection with the Business Combination for which it will earn an advisory fee of 1.6% of the proceeds of the Initial Public Offering (excluding the proceeds of the exercise of the overallotment option) payable at closing of the Business Combination. CCM is also entitled to an advisory fee equal to 2.4% of the aggregate proceeds of the exercise of the overallotment option, payable at the closing of the Business Combination. The underwriter has agreed to reimburse the Company for the fee to CCM as it becomes payable out of the underwriting commissions, including the deferred underwriting commissions payable at closing of the Business Combination. Accordingly, $2,800,000 was received by the Company upon closing of the Initial Public Offering and a reimbursement receivable and deferred advisory fees of $6,860,000 has been reflected in the accompanying condensed balance sheets as of June 30, 2023 and December 31, 2022.

FTAC ZEUS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 90,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 1,778,750 shares of Class A common stock issued and outstanding, excluding 40,250,000 shares of Class A common stock subject to redemption, which are classified as temporary equity (see Note 3).

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. Holders of Class B common stock will vote on the election of directors prior to the consummation of a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law. At June 30, 2023 and December 31, 2022, there were 14,009,583 shares of Class B common stock issued and outstanding.

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

Warrants

As of June 30, 2023 and December 31, 2022, there were 20,125,000 public warrants and 889,375 placement warrants outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the initial Business Combination. The warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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
JUNE 30, 2023
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

NOTE 8. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets that are measured at fair value on June 30, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$420,376,676	$420,376,676	$—	$—

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$413,569,723	$413,569,723	$—	$—

There were no transfers between Levels 1, 2 and 3 for the three and six months ended June 30, 2023 and 2022.

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

Results of Operations

All activity for the period from December 11, 2020 (inception) through December 31, 2020 was de minimis and related only to our formation. All activity for the period from January 1, 2021 (commencement of operations) through June 30, 2023 relates to our formation, the Initial Public Offering and, after the Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net income of $3,350,459, which consisted of interest income earned on investments held in Trust Account of $4,967,960, offset by formation and operating costs of $584,730 and provision for income taxes of $1,032,771.

For the six months ended June 30, 2023, we had net income of $6,216,420, which consisted of interest income earned on investments held in Trust Account of $9,356,120, offset by formation and operating costs of $1,195,915 and provision for income taxes of $1,943,785.

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

As of June 30, 2023, we had $213,035 in cash and a working capital deficit of $785,565, net of franchise tax payable and income tax payable. Prior to the completion of our Initial Public Offering, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 and a loan to us of up to $300,000 by our Sponsor under an unsecured promissory note, which had no outstanding balance as of June 30, 2023. The outstanding balance under the promissory note of $122,926 was paid in full on November 23, 2021 and the promissory note was terminated. On February 24, 2023, the Sponsor agreed to loan the Company up to $1,500,000 (the “Promissory Note”). As of June 30, 2023 and December 31, 2022, we had $750,000 and $0 outstanding borrowings under the Promissory Note.

As of June 30, 2023, we had cash, investments and marketable securities held in the Trust Account of $420,376,676. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest from the Trust Account to pay our taxes. During the six months ended June 30, 2023, we withdrew $2,549,167 of interest income from the Trust Account for that purpose. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. On February 24, 2023, the Sponsor agreed to loan the Company up to $1,500,000 pursuant to the Promissory Note. No portion of the amounts outstanding under the Promissory Note may be converted into units at a price of $10.00 per unit, which would have been permissible as described in the prospectus filed in connection with the Initial Public Offering. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. As of June 30, 2023 and December 31, 2022, $750,000 and $0 of such loans were outstanding.

We do not believe we will need to raise additional funds (other than pursuant to the Promissory Note) in order to meet the expenditures required for operating our business through the earlier of the consummation of a Business Combination or one year from the date of the financial statements. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Going Concern

We have until August 23, 2023 to consummate a Business Combination. It is uncertain whether we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. We had a working capital deficit of $785,565, net of income taxes payable and franchise taxes payable, as of June 30, 2023; however, we will incur additional expenses as it relates to the consummation of a business combination. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We intend to consummate a Business Combination by August 23, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 23, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor or an affiliate of the Sponsor a monthly fee of $40,000 for office space, administrative and shared personnel support services to the Company. We began incurring these fees on November 19, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the three and six months ended June 30, 2023 and 2022, we incurred and paid $120,000 and 240,000 in fees for these services, respectively.

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

Critical Accounting Policies

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of expenses during the reporting periods.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, 40,250,000 shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of June 30, 2023, our disclosure controls and procedures were effective.

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

FTAC ZEUS ACQUISITION CORP.

Date: August 10, 2023	By:	/s/ Ryan M. Gilbert
	Name:	Ryan M. Gilbert
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Joseph W. Pooler, Jr.
	Name:	Joseph W. Pooler, Jr.
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)